Form 10KSB
period 2007-12-31
Harbrew Imports Ltd Corp (NY)
filed 2008-12-04
CIK 1425189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  000-53085

HARBREW IMPORTS LTD. CORP.
(Name of small business issuer in its charter)

Florida	13-4362274
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

102 Buffalo Avenue
Freeport, New York	11520
(Address of Principal Executive Offices)	(Zip Code)

(516) 377-2636
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.   Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The issuer’s revenues for its fiscal year ended December 31, 2007 were $1,658,312.

The aggregate market value of the voting stock held by non-affiliates of the issuer could not be computed because the issuer’s common stock has not traded as of December 3, 2008.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

As of December 3, 2008, 24,592,160 shares of the issuer’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐      No ☒

Documents Incorporated by Reference: None

HARBREW IMPORTS LTD. CORP.

2007 FORM 10-KSB

PART I.

ITEM 1. Description of Business.

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We are in the business of importing and wholesaling spirits, wine and beer to distributors in the United States on a national basis and to retail licensees both on and off premise in New York, through our wholesale license. We are federally licensed, maintaining licenses to both import and sell to wholesale licensed distributors in 51 markets in the United States. In addition to the federal import and wholesale licenses, we maintain a federal customs bonded facility license for our premises in Freeport, New York. Within the licensing category, we also maintain a New York State wholesale license and a New York State warehousing license, permitting us to warehouse products of other companies. Our management believes that these licenses represent an added value not only in dollars, but in time savings for any company looking for us to market and sell a brand.

Our objective is to continue to build a unique portfolio of global brands aimed at the premium market, with a primary focus on increasing brand case sales. To achieve this end, we are focusing on penetrating select markets. We believe that the key national markets in the United States for our products are New York, Florida, Texas, California, Illinois and Massachusetts. We intend to vigorously market our brands by utilizing a combination of both traditional media and non-traditional, Internet-specific methods and campaigns. Currently, our marketing is focused in the New York market.

Organizational Background

We were incorporated in the state of Florida on January 4, 2007, under the former name Stassi Harbrew Imports Corp., pursuant to the Bankruptcy Court Approved Reorganization Plan for the Stassi Interaxx, Inc. (“Stassi”) reorganization confirmed on December 20, 2006. On May 17, 2007, Harbrew Imports, Ltd., a New York corporation (“Harbrew New York”) engaged in importing and wholesaling spirits, wine and beer since its incorporation on September 8, 1999, merged with and into our company, and we assumed its historical business operations.

Harbrew Florida. Harbrew Florida was incorporated as a Florida corporation in January 2007 pursuant to a Bankruptcy Court confirmed Chapter 11 reorganization plan in which the then outstanding debt and stock of Stassi was equally distributed to six fresh-start companies. The plan called for each of the six reorganization companies to identify and merge with a revenue-producing company interested in entering the public market. In September 2006, prior to the confirmation of the reorganization plan, Harbrew New York signed a preliminary Reorganization and Merger Agreement with Stassi. Harbrew Florida was incorporated to merge with Harbrew New York as part of the reorganization plan. The merger was consummated in May 2007.

Stassi. As described below, Stassi’s assets were assigned to a joint venture with Sunspots International in the fall of 2002. When Sunspots International filed for Chapter 7 liquidation in December 2003, the assets of the joint venture were also liquidated by the court and, as a result, Stassi had no assets or operations beginning in December 2003 and ending in October 2005 when it filed for Chapter 11 reorganization. During the period from December 2003 to October 2005, Stassi had attempted to redirect company operations to the development of new computer hardware based on company management’s prior experience, management’s ability to raise capital to fund such development and management’s experience in completing reverse mergers. However, the court’s judgment against Stassi described below precluded the company from completing a merger agreement and contributed to the need to file for Chapter 11 reorganization in October 2005.

Stassi was incorporated in Delaware as Interaxx Technologies, Inc. in January 1998. In 2005, Stassi’s management decided to redirect the company’s business to one of computer hardware development as a result of management’s background and its ability to raise investment capital. However, due to an outstanding judgment against Stassi of $712,500 for interference in a business relationship, Stassi was unable to complete a merger with a revenue-producing company and was forced to file for Chapter 11 protection. The Stassi case was commenced by the filing of a voluntary petition under Chapter 11 by the company, in October 2005, in order to reorganize its outstanding indebtedness, create several new fresh-start companies that would be candidates for merger with revenue-producing companies, and as management had demonstrated with the previous reorganization, complete mergers creating revenue-producing companies. Harbrew Imports Ltd. became the first merger candidate to merge with one of the fresh-start Stassi reorganization companies created from the Court confirmed reorganization plan approved in December 2006.

Merger. Stassi was introduced to Harbrew New York in the spring of 2006 by M&A Consulting LLC, a business consulting firm in Miami, Florida, which was aware that Stassi was seeking potential merger candidates for the six reorganization companies being created as part of its Chapter 11 reorganization. Numerous discussions were held between the control persons of Stassi (Daniel Martinez, President, and Mark Wood, Vice President) and of Harbrew New York (Rich DeCicco, President) from May 2006 through September 2006, while both companies conducted their respective due diligence of the other company. Upon confirmation of the reorganization plan by the Bankruptcy Court, Stassi’s management incorporated Harbrew Florida as required by the court and the Reorganization and Merger Agreement. The determination of the allocated and authorized shares as delineated in the court confirmed reorganization plan was based on distributing one-sixth of the total authorized and approved shares for post-Chapter 11 Stassi to each of the six reorganization companies, and then completing a 90/10 distribution of shares of each reorganization company in which the Stassi shareholders and creditors received a 10% ownership of the post-merger corporation and the merging entity received the remaining 90% ownership. The total of the post-Chapter 11 shares in Stassi was the sum of all surrendered shares in Stassi by Stassi shareholders, plus the converted shares assigned to Stassi creditors based on a conversion of $2.00 of debt for each issued share of Common Stock. The resulting total number of shares assigned to each reorganization company, in this case Harbrew Florida, was 1,384,216 shares which represented 10% ownership in Harbrew Florida, the post-merger corporation. Harbrew New York shareholders were issued 12,457,944 shares in Harbrew Florida representing 90% ownership in the post-merger corporation.

Upon confirmation of the reorganization plan by the Bankruptcy Court, Stassi management completed the conditions precedent specified in the Reorganization and Merger Agreement required to complete the merger between Harbrew New York and Harbrew Florida. These conditions included signing the agreement to merge (first signed on September 29, 2006, and then signed again on April 10, 2007), incorporating Harbrew Florida as the reorganization plan approved fresh-start reorganization company to be merged with Harbrew New York, opening an account with Florida Atlantic Stock Transfer to act as the transfer agent for Harbrew Florida and providing FAST with a certification letter from legal counsel certifying the court-approved shareholder list, providing FAST with the court-approved shareholders list so that all approved shares could be issued to Stassi shareholders and creditors, providing a board resolution to FAST for the issuance of shares to Harbrew New York shareholders, the Harbrew Florida board accepting resignation letters of Harbrew Florida officers and appointing Harbrew New York officers as officers of Harbrew Florida, new Harbrew officers beginning the process of getting merged company financial statements ready to be audited and beginning the process of becoming eligible to trade on a recognized stock exchange or market.

Upon completion of the above steps, the boards of both companies voted to complete the merger, and the board of Harbrew Florida appointed the board of Harbrew New York to the board of the merged entity. Articles of Merger were then filed with the State of Florida. Upon completion of the merger, company officers began the process of having the company’s financial statements audited so that the Form 10 registration could be filed with the SEC and it could file a Form 15c2-11 with FINRA to receive a trading symbol and become eligible to trade on the OTC bulletin board once a “no comment” letter was received from the SEC as to its review of the Form 10. As part of the Bankruptcy Court confirmed reorganization plan, the court approved, pursuant to the post-merger share dilution matrix (which was attached as Exhibit B to the Amended Reorganization and Merger Agreement), 5,000,000 reorganization shares in each fresh-start company for raising capital for the purpose of paying post-petition administrative expenses and 750,000 reorganization shares to pay for commissions, incentives and other fees necessary for the post-merger company to comply with the reorganization plan.

Our Brands

We market specific beverage brands nationally and internationally. Some of the major brands marketed by us include:

•	Danny DeVito’s Premium Limoncello

Limoncello is a popular Italian after-dinner drink, traditionally served ice-cold. Danny DeVito’s Premium Limoncello is a lemon liqueur produced in Southern Italy, mainly in the region around the Gulf of Naples, the Amalfi coast and the Islands of Ischia and Capri, but also in Sicily, Sardinia and the Maltese island of Gozo. Danny DeVito’s Premium Limoncello is produced exclusively using lemons from Sorrento, Italy, which are harvested and immediately processed in a distillery situated on the Sorrento peninsula. At the October 2007 International Review of Spirits competition, this product was awarded a “Gold Medal” with 90 points and earned a rating of “Exceptional.” This international competition is run by the Beverage Tasting Institute of Chicago, an independent corporation.

We believe that, in the U.S. market, the potential of our Limoncello drink has been virtually untapped. We believe that Danny DeVito’s Premium Limoncello is the first “branded” product in an “unbranded” category. We have an exclusive perpetual license agreement with Seven Cellos, LLC, Danny DeVito’s company, and, in accordance with that agreement, net profits are shared between us and Seven Cellos, LLC. For the terms of that agreement, see “License Agreements” below.

•	Molly’s Irish Cream Liqueur

Molly’s Irish Cream liqueur was developed out of a desire to create a high-quality cream liqueur at a competitive price. At the January 2005 International Review of Spirits competition, run by the Beverage Tasting Institute of Chicago, Molly’s Irish Cream liqueur won the prestigious “Gold Medal” award and was rated “Exceptional Quality” and a “Best Buy” in its category.

Molly’s Irish Cream liqueur is produced by cream liqueur experts using fresh Irish dairy cream blended with aged Irish whisky, smooth Irish spirits, natural chocolate and Irish spring water. At an in-store sampling conducted by us in New York in June 2008, seven out of ten consumers who tasted Molly’s purchased a bottle. Molly’s has a two-year best taste shelf life and contains no additives or preservatives.

•	Glen Master Single Malt Scotch Whisky

Glen Master Single Malt Scotch Whisky is a collection of single malt Scotch whiskies. Hand picked, rather than randomly chosen, the Glen Master range of whiskies is the result of hours of expert nosing. The character of Scotch whisky is influenced by many factors, but prime among these is the quality of the cask and the storage conditions in which the whisky has been matured. Bottled at ambient temperature, the original style is enhanced with all the color coming naturally from the wood, as the whisky matures over the years. Judging when the whisky has reached its peak of perfection is a rare expertise that we believe the makers of Glen Master Single Malt Scotch Whisky possess.

•	St. Andrews “The Champion” Whisky

St. Andrews “The Champion” Whisky is a 21-year old blended Scotch whisky that comes in a limited number decanter with each box individually numbered. St. Andrews Beverages Limited, considered a master blender in the industry, has selected high quality malts and grain whiskies to create a marriage between these ingredients. The Champion received 86 points and was awarded a “Silver Medal” at the January 2005 International Review of Spirits competition, run by the Beverage Tasting Institute of Chicago. St Andrews whiskies, both single malt and blended, fit into our family of brands.

•	Bench 5 and Bench 15 Premium Scotch Whisky

Bench 5 Premium Scotch whisky is marketed as a well-matured and rounded five-year old Scotch whisky with a smooth mellow flavor. Our “celebrity brand partner” for this Scotch is Johnny Bench, the hall of fame catcher. Following in the footsteps of Bench 5, we also introduced Bench 15 Premium Scotch whisky, a 15-year old Scotch whisky.

The territory and years remaining on the term of each of our brand’s exclusivity are as follows:

Brand	Territory	Remaining Term

Danny DeVito’s Premium Limoncello	Worldwide	unlimited
Molly’s Irish Cream Liqueur	United States	annual
St. Andrews “The Champion” Scotch Whisky	North America	5 years
Bench 5 and 15 Scotch Whisky	Worldwide	unlimited
Glen Master Single Malt Scotch	Worldwide	unlimited

Each of the above licenses is renewable by its terms.

Growth Strategy

Our objective is to continue to build a unique portfolio of global brands aimed at the premium market, with a primary focus on increasing both total and individual brand case sales. To achieve this, we intend to focus on the following:

•
Increase market penetration of existing brands. The utilization of the existing distribution relationships, sales expertise and targeted marketing activities to achieve growth and gain additional market share for the brands with retail stores, bars, restaurants and, ultimately, with the end consumers in the United States; adding experienced salespeople in selected markets; increase sales to national chain accounts and begin to penetrate international markets.

•
Build brand awareness through marketing, advertising and promotional activities. Building brand campaigns that emphasize the “Gold Medal” awards from the Beverage Tasting Institute of Chicago using advertising firms, billboards, print advertisements and in-store promotional materials, to increase consumer brand awareness.

•
Selectively add new premium brands to the portfolio. We intend to continue developing new brands and pursuing strategic relationships, joint ventures and, to a lesser extent, acquisitions, to selectively expand the portfolio of brands. In particular, we will focus on our demonstrated ability to partner with celebrities to create unique brands that reflect each celebrity’s image within their marketplace.

Marketing Strategy

We are in the process of building our brands into the United States market. To achieve this end, we are focusing on penetrating select markets with the intention of influencing the remainder of the country as a result. We believe that the key national markets in the United States for our products are New York, Florida, Texas, California, Illinois and Massachusetts. We believe that creating brand awareness — both awareness of the brands, as well as the appropriate impression associated with them — in these select markets is of the utmost importance, as these markets tend to be the opinion leaders for the country.

We intend to vigorously market our brands by utilizing a combination of both traditional media and non-traditional, Internet-specific methods and campaigns. Initially, marketing is focused in the New York marketplace. Our marketing campaigns have four separate marketing objectives:

•	Create each brand, its placement and value in the marketplace;

•	Ensure a steady interest among distributors, wholesalers and both categories of retail outlets;

•	Create brand awareness and appetite in the mind of the consuming public; and

•	Penetrate throughout all key markets within the United States.

Direct Sales Strategy

Within the spirits distribution industry, the key mode of sales generation is tied to a direct sales force for both the importer and distributor business lines. We intend to increase our sales staff by adding four new sales people to our New York sales force. These salespeople will not only sell in the New York metropolitan market, but will assist in our national exposure efforts.

During the next 12 months, we intend to dedicate additional people both to the New York sales force, as well as defined personnel for the national efforts. This national sales force will target distributors in the key markets, as well as large secondary markets in the cities of Atlanta, Philadelphia, Dallas and Houston, among others.

Distribution Network

We believe that our distribution network and New York State wholesale license are among our competitive strengths. We believe that the rapid introduction of Danny DeVito’s Premium Limoncello in the major markets with subsequent re-orders during the holiday season reinforces and further bolsters our confidence in our ability to bring new brands to market and quickly establish them as brands of choice. Additionally, we believe the awards given by the Beverage Tasting Institute of Chicago for both Danny DeVito’s Premium Limoncello and Molly’s Irish Cream confirms our ability to not only develop new products, but to recognize the value of brands selected.

Domestic Distribution

General. Importers of distilled spirits in the United States must sell their products through a three-tier distribution system. An imported brand is first sold to a U.S. importer, which then sells it to a network of distributors, or wholesalers, covering the United States, in either “open” states or “control states. In the 31 open states, the distributors are generally large, privately-held companies. In the 19 control states, the states themselves function as the distributor, and suppliers like our company are regulated by these states. The distributors and wholesalers, in turn, sell to the individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets in the states in which they are licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. We are a licensed wholesaler in the state of New York, which gives us a competitive advantage in bringing a product to this large market in the shortest time possible. In control states, where liquor sales are controlled by the state governments, importers must sell their products directly to the state liquor authorities, which also act as the distributors and either maintain control over the retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

Importation. We own most of our brands or, by contract, have the exclusive right to act as the U.S. importer of the brands in our portfolio. We have both the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau, a division of the U.S. Department of the Treasury, and a wholesale liquor license issued by New York State. For those states in which we do not have a wholesale license, we use the services of distributors who have the proper licenses to distribute our products.

Wholesalers and Distributors. In the United States, we are required by law to use state licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to the various retail outlets. As a result, we are dependent on them not only for sales, but also for product placement and retail store penetration. We do not have distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors and they are under no obligation to place our products or market our brands. In addition, all of them also distribute the products and brands of our competitors. To that end, the fostering and maintaining of relationships with the distributors is a key to introducing and maintaining product placements and growth within each marketplace.

Public Relations, Advertising and Trade Shows

We intend to engage a public relations firm to ensure proper press coverage in spirits industry trade publications. Our public relations efforts will target influential retail outlets, such as popular clubs and restaurants, as well as very specific “image makers,” who have influence on popular trends.

We pursue a selective advertising campaign to promote our brands in appropriate trade magazines such as Market Watch, Wine Spectator, Wine Enthusiast, Penthouse, US magazine, People, Vanity Fair (November and December 2008) and Details (November and December 2008), as well as select influential consumer magazines, such as New York, Time-Out and InStyle, and the city’s high-volume tabloid newspapers. In future years, these print campaigns will be augmented by radio and outdoor buys in key marketplaces. We believe that these placements represent value-added purchases as they have lower cost per thousand page impressions (CPMs) and can more fully illustrate the value and quality of our products.

We intend to expand on our interactive and integrated corporate website, www.harbrew.com, to include a fully interactive demonstration of our brands, highlighting all the specific advantages of our offerings. We are pursuing a method by which a “virtual store” can be established to aid the distributors and retail customers in placing orders and helping them to monitor their inventories of our products.

Trade shows are and will remain an integral part of our marketing concept for the purpose of attracting both distributors and wholesalers. In particular, marketing investments are budgeted for several industry-specific expositions. We believe that by attending these annual events, it will aid in establishing our brands and our company as an emergent leader for the industry.

Bonded Warehouse

By maintaining our own bonded warehousing facilities, we gain added flexibility in managing our inventory. Bonded warehouses carry different classifications. One classification allows a bonded warehouse proprietor/company to only warehouse the product that is owned by the proprietor/company and not the property of other companies. The other classification allows a bonded warehouse proprietor/company to both warehouse the product that is owned by the proprietor/company and the property of other companies. We maintain both levels of this license. We believe the fact that one’s inventory is in its own facility where the primary business is conducted gives our company flexibility. We can move product from an “In Bond” condition to a “Tax Paid” condition under our own timeline due to our direct control of the inventory under our company’s own roof. Another advantage of a company having its own bonded warehouse and being in the import and distribution of alcoholic beverages is the company from time to time will run marketing programs that require the product to be enhanced by adding what is referred to as a “value added component” to it. One such example is the addition of gift packaging and then marketing the product as a value-added gift pack. Without a bonded warehouse license under its own control, a company seeking to offer such value-added gift pack would not only have to pay an outside co-packer to perform the manipulation, but would have to pay the federal FET tax in advance of shipping the product to distributors or the trade.

Another advantage is the positive impact having a bonded warehouse has on the company’s cash flow. The company will keep the majority or bulk of the inventory it possesses in an “In Bond” condition until such time as it needs the inventory for sale. The company would then instruct its custom broker to pay the duty on a designated amount of inventory and move the inventory from an “In Bond” status to a “Tax Paid” condition. This process actually gives the company an additional ten or more days of cash flow until the ACH, the automatic transfer of the tax from the company’s account to the federal government. The federal excise tax can significantly impact a company’s cash flow in terms of actual dollars. On a standard nine-liter case of 80 proof Scotch Whiskey, which costs a company approximately $50 per case, the federal excise tax is approximately $30 per case.

License Agreements

On April 26, 2007, we entered into an exclusive License Agreement with Seven Cellos, LLC, pursuant to which we were granted a limited license to certain rights in and to Danny DeVito’s name, likeness and biography for use by us in connection with Danny DeVito’s Premium Limoncello. The term of the agreement continues in perpetuity unless the agreement is terminated upon prior notice. In consideration for the license, we agreed to pay royalties as follows: 5% of net profits to Behr Abrahamson & Kaller, LLP and a payment of 50% of the remaining net profits to Danny DeVito. In addition, we granted a warrant to purchase 100,000 shares of our Common Stock to Mr. DeVito, for an exercise price equal to the lower of $1.00 per share or 85% of the 30-day average bid and ask price prior to exercise. We also granted a warrant to Behr Abrahamson to purchase 20,000 shares of our Common Stock for an exercise price equal to the lower of $1.00 per share or 85% of the 30-day average bid and ask price prior to exercise. Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12-month period, the duration of which will not exceed two days. Pursuant to the agreement, Mr. DeVito granted us a right of first refusal for a period of five years to license any other liquor, spirit or alcoholic beverage which Danny may determine to endorse or develop. A condition precedent to Danny DeVito’s performance under the agreement is our applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello,” with Danny DeVito being designated as a 50% co-owner of the such trademark. We applied for the trademark on April 10, 2007 (trademark application number 377/152,934), which application is currently being reviewed by the U.S. Patent and Trademark Office.

Manufacturing Agreements

In August 2007, we entered into an Exclusive Manufacturing Agreement with Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino, an Italian corporation. The term of the agreement is for five years from August 18, 2007, and it automatically renews for additional, consecutive five-year terms unless either party gives written notice at least 90 days prior to the end of the then current term. In return for Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino’s manufacture and shipping of Danny DeVito’s Premium Limoncello, we pay between $61 and $63 per case of 12 750-ml. bottles. This is an exclusive contract where Fagema Sorrento Delizie Di De Luca Antonino and Scala Antonino is bound to not manufacture or sell Danny DeVito’s Premium Limoncello to anyone other than us, and we are bound to not purchase Danny DeVito’s Premium Limoncello from any other manufacturer.

Competition

We compete on the basis of the strength of our quality, price, brand recognition and distribution. The premium brands compete with other alcoholic beverages for consumer purchases and for shelf space in retail stores, restaurant presence and wholesaler attention. In addition to the six major companies listed below, we compete with numerous international producers and distributors of beverage alcohol products, many of which have greater resources than are currently available to us. According to Beverage Media, over the past ten years, the U.S. distilled spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major spirit importers in the United States has significantly declined due to mergers and brand ownership changes and consolidation. While historically there were a substantial number of companies owning one or more major brands, today there are six major companies: Diageo PLC, Pernod Ricard SA, Bacardi Ltd., Brown-Forman Corp., Fortune Brands Inc. and Constellation Brands. We believe that we are in a better position to partner with small to mid-size brands in that we can make quicker decisions and move to market faster than these larger organizations.

Government Regulation

We hold several federal beverage alcohol permits and are subject to the jurisdiction of the Federal Alcohol Administration Act (27 C.F.R. Parts 19, 26, 27, 28, 29, 31, 71 and 252), U.S. Customs Laws (U.S.C. Title 19), Internal Revenue Code of 1986 ( Subtitles E and F), and the Alcoholic Beverage Control Laws of all 50 states. The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the spirits industry with respect to production, blending, bottling, sales and advertising and transportation of alcohol products. Each state regulates the advertising, promotion, transportation, sales and distribution of alcohol products within its jurisdiction. We are required to conduct business in the United States only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. Specific warning statements related to risks of drinking beverage products are required to be included on all beverage alcohol products sold in the United States.

In the so-called control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures that are generally made available to new products only at periodically-scheduled listing interviews. Products not selected for listings can only be purchased by consumers through special orders, if at all. The following states are control states: Alabama, Idaho, Iowa, Maine, Michigan, Mississippi, Montana, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Utah, Vermont, Virginia, Washington, West Virginia and Wyoming. In addition, Montgomery County in Maryland is a controlled county. The distribution of alcohol-based beverages is also subject to extensive taxation at both the federal and state level.

The industry is subject to regulations that limit or preclude certain persons with criminal records from serving as our officers or directors. Certain regulations prohibit parties with consumer outlet ownership from becoming officers, directors or substantial shareholders. We believe that we are in material compliance with all applicable federal, state and other regulations. We operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future costs of compliance with changes in regulations could be significant.

We are primarily an importer of distilled spirits produced outside the United States. Adverse effects of regulatory changes are more likely to materially affect earnings and our competitive market position rather than capital expenditures. Capital expenditures in the spirits industry are normally associated with either production facilities or brand acquisition costs. Because we are not a U.S. producer, changes in regulations affecting production facility operations may indirectly affect the costs of the brands we purchase for resale, but we would not anticipate any resulting material adverse impact upon our capital expenditures.

Our industry is dominated by global conglomerates with international brands. Therefore, to the extent that more restrictive marketing and sales regulations are adopted in the future, or excise taxes and customs duties are increased, our earnings could be materially adversely affected. Large international conglomerates have far greater financial resources than we do and would be better able to absorb increased compliance costs.

Employees

As of December 3, 2008, we employed 11 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. Following our planned funding and expansion later this year, we intend to hire an additional five employees. These employees will perform functions in the areas of in-house compliance, accounting, sales, marketing, warehousing and deliveries.

ITEM 2. Description of Property.

Our principal executive office is located at 102 Buffalo Avenue, Freeport, New York 11520. The facility has 18,000 square feet of bonded space. Our lease is a month-to-month lease that requires a monthly payment of $14,350. We are currently negotiating a new lease that includes the option to purchase the building and acquire additional space for expansion in later 2008. We anticipate that our lease payment for the facility will remain the same, with the customary provisions for escalations due to tax increases and normal inflationary increases over the term of the lease.

ITEM 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On or about November 26, 2007, G.S. Schwartz & Co., Inc., a public relations company, initiated litigation against us in the Supreme Court of New York (Docket No. 6003962/07). Schwartz sought damages of $43,847. The complaint alleged that the plaintiff performed certain public relations on our behalf for which it did not receive certain agreed upon fees. We submitted an answer on January 23, 2008. On August 28, 2008, we settled the lawsuit for $30,000, of which the entire amount has been paid in full satisfaction of such claim.

On or about January 24, 2008, Connecticut Container Corp., a wholesale distributor of packaging materials, initiated litigation against us in the Supreme Court of the State of New York in Nassau County (Docket No. 1458/08). The plaintiff had demanded payment of an aggregate of $31,693 in connection with certain amounts allegedly owed by us. On August 7, 2008, we settled the litigation for the full amount. We agreed to pay one-half of such amount on each of August 20, 2008 and September 20, 2008. We paid $24,500 and expect to pay the remaining $7,443 in December 2008.

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit in the State of Connecticut Superior Court (Docket No. D.N. HHD CV08-5018180S) alleging breach of a promissory note in the amount of $100,000. We have retained counsel and are defending the action. Negotiations continue and we have responded to all allegations as of the filing date of this report.

On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against us in the Supreme Court of New York in Nassau County (Docket No. 08-009338). The plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to us by the plaintiff. On August 15, 2008, we reached an agreement to pay Elite $29,000 in two equal payments. We paid the first $14,500 and expect to pay the remaining $14,500 in December 2008.

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against us in the Superior Court of New Jersey Law Division, Civil Part, Union County (Docket No. UNN-L-3062-08). The plaintiff has demanded payment in the amount of $30,292 for goods sold and delivered to us by the plaintiff. We have retained counsel and are defending the action.

On November 11, 2008, Albea, S.P.A d/b/a/ Agribon SRL, a wine maker in Italy, initiated litigation against us in the Supreme Court of the State of New York in Nassau County (Docket No. 08-20104). The plaintiff has demanded payment in the amount of 22,260 Euros (approximately $29,574). We have retained counsel and are defending the action.

We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or operations. Apart from the legal proceedings noted in the previous paragraphs, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the three months ended December 31, 2007.

PART II.

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

While there is currently no established public trading market for our shares of common stock, our shares have been eligible for quotation on the Pink Sheets (www.pinksheets.com) under the symbol HRBW.PK since March 24, 2008.

We filed a Form 10 registration pursuant to Section 12(g) of the Securities Exchange Act of 1934, on February 7, 2008, which became automatically effective on April 7, 2008. We are currently in the process of clearing outstanding comments with the SEC staff concerning certain disclosures in that filing and expect to file amendments to our Form 10 in the near future. Following the clearance of our Form 10 by the SEC, we intend to file a Form 211 to allow our shares of common stock to be quoted on the OTC Bulletin Board. Even if our shares of common stock are quoted on the OTC Bulletin Board, we cannot assure you that an active and liquid trading market will develop or, if developed, that it will be sustained.

As of December 3, 2008, 10,202,500 shares of our common stock are subject to outstanding warrants to purchase our shares, 1,300,000 shares of our common stock are subject to outstanding stock options to purchase our shares and 4,601,250 shares of our common stock are subject to outstanding convertible promissory notes. Approximately 4,920,000 shares of our outstanding common stock are freely-transferable and can be sold pursuant to Bankruptcy Code Section 1145 (see “Item 1. Business - Organizational Background”), and approximately 13,711,406 shares of our outstanding common stock (not including the Section 1145 shares) can be sold pursuant to Rule 144 under the Securities Act of 1933.

Holders

As of December 3, 2008, a total of 24,592,160 shares of common stock were outstanding and held of record by approximately 300 persons.

Dividends

We have not to date and do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and any expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

The following is a summary of transactions by our company within the past three years involving sales of our securities that were not registered under the Securities Act of 1933.

In October and November 2006, we sold convertible promissory notes to five individual accredited investors that provided that, if we provided the respective holders with actual notice of completion of the merger between Harbrew Florida and Harbrew New York (which occurred May 17, 2007), the holders were required to convert the notes and all accrued interest then owing into common stock at a conversion price of $1.50 per share. If the share price of the common stock on the day that is 120 days after the commencement of trading of the shares on the OTC Bulletin Board or other such recognized exchange is less than $1.50 per share, then the conversion price will be adjusted to such price and the respective holders will be issued the appropriate number of additional shares of common stock.

On or about June 10, 2007, we issued a total of 1,750,000 shares of common stock to three employees and four consultants in consideration of services rendered. Later that month, we issued a total of 1,250,000 shares of common stock to designees of Basic Investors, Inc. for future services to be rendered by such designees pursuant to a Business Consulting Agreement executed between us and Basic Investors.

From July 2007 to July 2008, we privately placed with accredited investors 40.75 units consisting of (i) a 7% convertible promissory note in the principal amount of $25,000 which is convertible into shares of common stock at a price of $.50 per share and is due five years from the date of issuance, (ii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.00 per share; and (iii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.50 per share. Interest on the 7% convertible promissory notes is payable semi-annually at the rate of 7% per annum by issuance of additional notes. In the event that our common stock is not trading on the OTC Bulletin Board, American Stock Exchange or Nasdaq Capital Market one year from the date of issuance of the notes, the rate of interest increases to 14% retroactive to the date of issuance. Basic Investors, the placement agent of the offering, received a placement agent fee of 10% of the gross proceeds, a 3% non-accountable expense allowance and one unit for each ten units sold in the offering.

On November 1, 2007, we issued an aggregate of 120,000 shares of common stock to three designees of Seven Cellos Ltd. for consulting services related to the license agreement entered into between us on April 26, 2007.

On January 15, 2008, we issued a total of 250,000 shares of common stock to two attorneys in consideration of legal services.

In July and August 2008, we issued convertible promissory notes to nine individual accredited investors in the aggregate principal amount of $1,205,000. These notes mature one year from issuance or, if earlier, upon the consummation of a merger or combination or sale of all or substantially all of our stock or assets.

On July 7, 2008, we entered into consulting agreements with The Bentley Asset Investment Group and New Century Capital Consultants, Inc. Pursuant to the terms of the agreements, we issued to each 800,000 shares of common stock for providing consulting services related to the further development of our business and comprehensive marketing program.

In August 2008, we entered into a financial consulting agreement with MLF Group LLC. Pursuant to the terms of the agreement, we issued 2,000,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share to the consultant for providing financial consulting services, including a complete analysis of our business and industry, the drafting of any documents needed to secure additional equity participants or to seek merger and acquisition candidates, and advising us in any business combination transaction.

On August 8, 2008, we issued 2,730,960 shares of common stock to Richard J. DeCicco, our President, in consideration of services rendered and 1,050,000 shares of common stock to designees of Danny DeVito in consideration of services rendered.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or executive officers of ours, and transfer was restricted in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2007, or at any time before or after that quarter.

ITEM 6. Management’s discussion and analysis or plan of operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We were incorporated in Florida on January 4, 2007 under the name Stassi Harbrew Imports Corp. pursuant to the Bankruptcy Court Approved Reorganization Plan for the Stassi Reorganization approved on December 20, 2006. Subsequently, we changed our name to Harbrew Imports Ltd. Corp. On May 17, 2007, we and Harbrew Imports Ltd., a New York corporation incorporated on September 8, 1999 (“Harbrew New York”), merged. Pursuant to the Amended and Restated Reorganization & Merger Agreement dated April 10, 2007, 288 creditors and shareholders of ours were issued 1,383,256 shares of common stock and the two stockholders of Harbrew New York were issued 12,457,944 shares of common stock.

Prior to the merger on May 17, 2007, we had no assets, liabilities, or business operations. Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer, Harbrew New York, and the financial statements reflect the assets, liabilities, and operations of Harbrew New York from its inception on September 8, 1999 to May 17, 2007 and us thereafter. References to our company are with respect to Harbrew New York to May 17, 2007 and us thereafter.

We are in the business of importing and wholesaling spirits, wine and beer to distributors in the United States on a national basis and to retail licensees both on and off premise in New York, through our wholesale license. We are federally licensed, maintaining licenses to both import and sell to wholesale licensed distributors in 51 markets in the United States. In addition to the federal import and wholesale licenses, we maintain a federal customs bonded facility license for our premises in Freeport, New York. Within the licensing category, we also maintain a New York State wholesale license and a New York State warehousing license, permitting us to warehouse products of other companies.

Results of Operations - Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenues

Total revenues were $1,658,312 and $1,250,527 for the years ended December 31, 2007 and 2006, respectively, an increase of $407,785, or 33%. The increase reflects the changing product mix, most notably the addition of Danny DeVito’s Premium Limoncello. The introduction of Danny DeVito’s Premium Limoncello commenced the start of an aggressive marketing campaign which yielded $600,000 of sales in the fourth quarter of 2007, compared to nothing in the 2006 reporting period. Sales of Molly’s Irish Cream of approximately $400,00 during 2007 were flat in comparison to previous year and the sales for the balance of the portfolio were mixed as we prioritized our sales effort in line with the new product launch.

Cost of Revenues

Cost of revenues for the years ended December 31, 2007 and 2006 were $1,078,644 and $769,511, respectively, an increase of $309,133, or 40%. We had a gross profit on revenues of $579,668 compared to gross profit on revenues of $481,016 for the years ended December 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling general and administrative expenses for the years ended December 31, 2007 and 2006 were $3,223,793 and $1,731,646, respectively, an increase of $1,492,147, or 86%. This includes the following increases: $172,413 in professional fees, $551,115 in additional administrative compensation and benefits, $530,651 in sales, marketing and promotional activities, $236,172 in occupancy and warehousing expenses, $21,070 in travel and entertainment expenses, $9,332 in additional office expenses and $33,826 in obtaining licenses and permits. These increases were offset by the following decreases: $19,496 less in bad debts and $42,936 less of other cost associated with our operational activities.

Other Income and Expense

Interest income was $2,499 and $6,286 for the years ended December 31, 2007 and 2006, respectively. Interest expense was $603,559 and $7,002 for the years ended December 31, 2007 and 2006, respectively, with $596,000 of the increase relating to interest and fees associated with purchase order and accounts receivable financing. We also incurred $150,000 of expenses in the year ended December 31, 2007 relating to our merger with Harbrew New York.

Liquidity and Capital Resources

As of December 31, 2007, we had negative working capital of $2,539,703 compared to a negative working capital of $147,480 at December 31, 2006. Our balance of cash and cash equivalents at December 31, 2007 was $43,664.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories and accounts receivable;

•	Addition of administrative and sales personnel as the business grows;

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets;

•	Development of new brands to complement our celebrity portfolio; and

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Net Cash Used in Operating Activities

A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

For the year ended December 31, 2007, net cash used in operating activities was $3.5 million, consisting primarily of losses from operations of $3.4 million, offset by a charge for stock-based compensation of $.251 million and increased accounts payable and accrued liabilities of $.59 million and $.13 million respectively. The sources of cash were offset in part by increases in accounts receivable of $.332 million and increased inventories of $.61 million and to a lesser extent decreases in prepaid expenses and other current assets.

For the year ended December 31, 2006, net cash used in operating activities was $1.1 million, consisting primarily of losses from operations of $1.3 million, offset by increases in accounts payable of $.245 million, increases in accrued expenses and other current liabilities of $.151 million. The majority of the use of cash was the decrease in inventories of $.262 million.

Net Cash Used in Investing Activities

For the years ended December 31, 2007 and December 31, 2006, net cash used in investing activities was $6,994 and $2,000, respectively, in each case reflecting small investments in office equipment.

Net Cash Provided by Financing Activities

For the year ended December 31, 2007, funds provided from financing activities amounted to $3.48 million. These funds were provided by investments and loans from unaffiliated parties.

For the year ended December 31, 2006 funds provided from financing activities amounted to $1.1 million. These funds were provided by one investor for $.7 million, the issuance of convertible promissory notes in the amount of $.2 million and to a lesser extent the beginning of the purchase order financing in the amount of $.2 million.

We anticipate that we will need to make significant expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for advertising, marketing, promotional items, overhead and working capital purposes. We have sufficient funds to conduct our operations for approximately 7 months, but not for 12 months or more. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. We anticipate that we will require up to approximately $7,500,000 to fund our plan of operations for the next twelve months, depending on revenues, if any, from operations.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the lack of a trading market for our common stock and a downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during the next 12 months or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2007, we had negative working capital of $2,539,703 and a stockholders’ deficiency of $4,403,209. Further, from inception to December 31, 2007, we incurred losses of $4,798,802. These factors create substantial doubt as to our ability to continue as a going concern. We expect to improve our financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of our operations. Additionally, we intend to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products. However, we cannot assure you that we will be successful in accomplishing these objectives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, net, current portion of debt, negative bank account balance, accounts payable, accrued expenses, and long term debt. Except for long term debt, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity.

Cash and Cash Equivalents

We consider all liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable, Net of Allowance for Doubtful Accounts

We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

Property, Plant and Equipment, Net

Property, plant and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale. We have no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), we do not offer any sales incentives or other rebate arrangements to customers.

Shipping and Handling Costs

Shipping and handling costs are reported as selling, general and administrative expenses in the accompanying statements of operations.

Advertising

Advertising costs are expensed as incurred.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Statement of Financial Accounting Standards Nos. 123 and 123R.

Foreign Currency Transactions

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other selling, general and administrative expenses.

Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

ITEM 7. Financial Statements.

Our audited financial statements for the years ended December 31, 2007 and 2006 are included as a separate section of this report beginning on page F-1.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure during our two most recent fiscal years and subsequent interim period.

ITEM 8A(T). Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, our management believes that we did maintain effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. Other Information.

None.

PART III.

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(A) of the Exchange Act.

Directors and Executive Officers

The names, ages and positions of our directors and executive officers as of December 3, 2008, are as follows:

Name	Age	Position

Richard J. DeCicco	51	President, Secretary and Director
William S. Blacker	65	Chief Financial Officer and Vice President-Finance and Administration
Mark A. Wood	59	Director
Daniel L. Martinez	51	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Richard J. DeCicco has served as our President and Secretary and as a director since May 2007. Mr. DeCicco served as President of Harbrew New York since its inception in September 1999. For more than 30 years, he has been a senior executive and thought leader in the wine and spirits industry. In addition to having been the national provider for The Paddington Corporation brands through the 1990s, Mr. DeCicco pioneered what is now known within the field as Value Added Packaging. Mr. DeCicco’s creativity, market savvy and brand development knowledge has dramatically increased sales and brand recognition for Bailey’s, SKYY and J&B Scotch.

William S. Blacker has served as our Chief Financial Officer and Vice President of Finance and Administration since October 2007. Previously, from November 2002 to September 2007, Mr. Blacker served as the Senior Vice President of the Israel Humanitarian Foundation, a non-profit organization, where he was responsible for treasury and accounting functions. From 1999 through 2002, Mr. Blacker served as Vice President at Harbor Industries (U.S) Ltd., a spirits company. Mr. Blacker received a B.S. degree in Accounting from Long Island University and completed an Executive Program at Columbia University.

Daniel L. Martinez has served as a director of Harbrew Imports Corp. since January 2007 and as a director since May 2007. Mr. Martinez also serves as Executive Vice President of TransGlobal Logistics, Inc., a transportation holding company based in Bonita Springs, Florida. Mr. Martinez also previously served as the President of Stassi, a hardware development company in Boca Raton, Florida.

Mark A. Wood has served as a director of Harbrew Imports Corp. since January 2007 and as a director since May 2007. Mr. Wood also served as Vice President of Harbrew Imports Corp. from January 2007 through May 2007. Mr. Wood served as Vice President and Director of Interaxx Technologies, Inc. from September 2002 through May 2004. Mr. Wood currently serves as Vice President and Director of Pantera Entertainment Holdings Group, a business development company, and Stassi, a hardware development company in Boca Raton, Florida. Mr. Wood also serves as the Vice President and Director of TransGlobal Logistics, Inc., a transportation holding company based in Bonita Springs, Florida.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the board of directors, until their successors are appointed.

Committees of the Board

We have not previously had an audit committee, compensation committee or nominations and governance committee. Later in 2008, our board of directors expects to create such committees, in compliance with applicable corporate governance requirements.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers, or their respective associates or affiliates, is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

In November 2008, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is available without charge to any stockholder who makes a written request for a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the year ended December 31, 2007, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2007.

ITEM 10. Executive Compensation.

Summary Compensation Table

The table below summarizes the compensation earned for services rendered to us in all capacities, for the years indicated, by our chief executive officer and the two most highly-compensated officers other than the chief executive officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Richard J. DeCicco	2007	88,600	-	-	-	-	-	-
President and Secretary	2006	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-

James R. Tarrant (1)	2007	73,558	-	-	-	-	-	-
former Chief Operating	2006	-	-	-	-	-	-	-
Officer	2005	-	-	-	-	-	-	-

William S. Blacker (2)	2007	34,615	-	-	-	-	-	-
Chief Financial Officer	2006	-	-	-	-	-	-	-
and Vice President-Finance	2005	-	-	-	-	-	-	-
and Administration

(1)	Mr. Tarrant joined us in August 2007 and left our company in April 2008.

(2)	Mr. Blacker joined us in October 2007.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Employment Agreements

On January 23, 2008, we entered into an employment agreement with Richard DeCicco. The agreement provides for a term of five years commencing on January 1, 2008. The term can be extended by a written agreement of the parties. The agreement provides for an annual compensation ranging from $265,000 to $350,000. In addition, if we enter into an agreement and further sell any brand in our portfolio, Mr. DeCicco will receive 5% of such sale. Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with company policies established by our board of directors. The agreement provides for the grant of a non-qualified stock option to purchase up to 1,000,000 shares of Common Stock at an exercise price representing a discount to the market price. The options will be granted pursuant to the 2008 incentive compensation plan which we intend to implement. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to us for any reason. Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than two months, in addition to vacation time, in any calendar year, we may terminate the agreement upon 30 days written notice. The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (i) there is a sale of substantially all of our assets to a single purchaser or group of associated purchasers; (ii) there is a sale, exchange or disposition of 50% of the outstanding shares of our Common Stock; (iii) we terminate our business or liquidate our assets; or (iv) there is a merger or consolidation of our company in which our shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco will be entitled to severance pay in the amount of two years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

On October 1, 2007, we entered into an employment agreement with William Blacker. The agreement provides for a term of three years, commencing on October 1, 2007. The term can be extended by a written agreement of the parties. We agreed to issue options to purchase shares of Common Stock to Mr. Blacker if a public offering is consummated, as follows: (i) upon execution of the agreement, 100,000 options at an exercise price of $.05 per share; (ii) on October 1, 2008, 100,000 options at an exercise price of $.15 per share; and (iii) on October 1, 2009, 100,000 options at an exercise price of $.75 per share. Pursuant to the terms of the agreement, Mr. Blacker will receive an annual salary of $150,000. Mr. Blacker has the right to terminate the agreement upon 60 days notice to us for any reason. The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker will be entitled to receive severance pay in the amount of six months or the balance of the agreement’s term, whichever is greater, and will receive all benefits under the agreement.

Financial Consulting Agreements

On February 23, 2008, we entered into a consulting agreement for advisory services with The Griffin Group LLC. The agreement extends until terminated at any time with or without cause, by either party upon 60 days written notice. Pursuant to the terms of the agreement, The Griffin Group LLC will receive reimbursement for reasonable out-of-pocket expenses incurred in connection with the provision of certain advisory services, particularly strategic business development of our celebrity brands. However, the parties contemplate developing additional equity and cash compensation arrangements.

On July 7, 2008, we entered into consulting agreements with The Bentley Asset Investment Group and New Century Capital Consultants, Inc. The agreements provide for a term of one year, extending through July 7, 2009. Pursuant to the terms of the agreements, the consultants will each be reimbursed for reasonable expenses incurred in connection with their consulting services and each received 800,000 shares of Common Stock for providing consulting services related to the further development of our business and comprehensive marketing program.

On July 31, 2008, we entered into a financial consulting agreement with MLF Group LLC. The agreement provides for a term of one year, commencing on the date of execution of the agreement. Pursuant to the terms of the agreement, the consultant received 2,000,000 shares of Common Stock and five-year warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share, with piggyback registration rights, for providing financial consulting services, including a complete analysis of our business and industry, the drafting of any documents needed to secure additional equity participants or to seek merger and acquisition candidates, and advising us in any business combination transaction.

Proposed 2008 Incentive Compensation Plan

Our board of directors has proposed adopting a new 2008 Incentive Compensation Plan later this year. The purpose of our incentive compensation plan would be to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. Our incentive compensation plan would be administered by our board of directors or, if and when established, the compensation committee of our board. It is expected that our incentive compensation plan would provide for the issuance of stock options, stock appreciation rights, restricted and deferred stock, dividend equivalents, bonus stock and awards in lieu of cash obligations, other stock-based awards and performance awards. Although not finally determined, we expect the total number of shares of common stock that may be subject to the granting of awards under our incentive compensation plan at any time during the ten-year term of the plan will be equal to 1,000,000 shares.

Director Compensation

Directors do not currently receive any cash compensation in connection with their services. Independent directors are entitled to receive grants of common stock or stock options to purchase common stock through our proposed incentive compensation plan at the discretion of the board of directors. We reimburse all directors for reasonable out-of-pocket expenses in connection with attendance at board meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 3, 2008, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers and

•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)

5% or Greater Holders:
MLF Group LLC (4)	3,000,000	11.7%
Executive Officers and Directors:
Richard J. DeCicco (5)	8,959,932	36.4%
William S. Blacker (6)	200,000	*
Daniel L. Martinez	193,267	*
Mark A. Wood	151,939	*
All directors and executive officers as a group (4 persons)	9,505,138	38.3%

*	Less than 1% of outstanding shares.

(1)
The addresses of the persons named in this table are: Messrs. DeCicco and Blacker and MLF Group LLC, c/o Harbrew Imports Ltd. Corp., 102 Buffalo Avenue, Freeport, New York 11520; Mr. Wood, 249 N.W. 15th Street, Boca Raton, Florida 33432; and Mr. Martinez, 6711 S.W. 5th Terrace, Miami, Florida 33144.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days after December 3, 2008, are deemed outstanding for computing the percentage of the person holding such stock option or warrant, but are not deemed outstanding for computing the percentage of any other person.

(3)	For purposes of calculating the percentage beneficially owned, there were 24,592,160 shares of common stock outstanding as of December 3, 2008.

(4)	Includes warrants to purchase 1,000,000 shares of common stock.

(5)	Excludes stock options to purchase 1,000,000 shares of common stock, which will vest annually in increments of 200,000 beginning December 31, 2008.

(6)	Includes fully-vested stock options to purchase 200,000 shares of common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We have not entered into any transactions with affiliated parties since our May 17, 2007 merger transaction. It is our board of directors’ policy that any such transactions must be approved by our board after the interest of any director or affiliates is fully disclosed to the board and it is established that such transaction is fair and reasonable to us and is on terms no less favorable then those that could be obtained from unaffiliated parties.

Director Independence

None of our directors is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. See “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(A) of the Exchange Act” for more information on the independence of our directors.

ITEM 13. Exhibits.

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended of Harbrew Imports Ltd. Corp. (1)
3.2	Certificate of Incorporation, as amended, of Harbrew Imports Ltd. (1)
3.3	Articles of Merger filed with the Secretary of State of the State of Florida. (1)
3.4	Amended and Restated Reorganization and Merger Agreement, filed May 17, 2007. (Included as part of Exhibit 3.3) (1)
3.5	Bylaws. (1)
4.1	Form of Note. (1)
4.2	Form of Warrants. (1)
4.3	Secured Promissory Note, dated as of August 21, 2008, issued by Harbrew Imports, Ltd. (2)

4.4*	Amended and Restated Secured Promissory Note, dated as of November 7, 2008, issued by Harbrew Imports, Ltd.
10.2	License Agreement between the company and Seven Cellos, LLC, dated April 26, 2007. (1)
10.3	Exclusive Manufacturing Agreement between Sorrento Delizie Di de Luca Antonino, dated August 14, 2007. (1)
10.4	Discount Factoring Agreement between Capstone Business Credit, LLC and Harbrew Imports, Ltd., dated as of January 22, 2007. (1)
10.5	Purchase Order Financing Agreement between Harbrew Imports, Ltd. and Capstone Capital Group, I, LLC, dated as of January 22, 2007. (1)
10.6	Letter Agreement among Harbrew Imports, Ltd., Capstone Capital Group, I, LLC and Capstone Capital Group, II, LLC. (1)
10.7	First Amendment to Purchase Order Financing Agreement between Harbrew Imports, Ltd. and Capstone Capital Group, I, LLC, dated as of October 25, 2007. (1)
10.8	First Amendment to Discount Factoring Agreement between Harbrew Imports, Ltd. and Capstone Business Credit, LLC, dated as of October 25, 2007. (1)

10.9	Employment Agreement with Richard J. DeCicco, dated January 23, 2008. (1)

10.10	Employment Agreement with William S. Blacker, dated October 1, 2008. (1)

10.11	Addendum to License Agreement between Seven Cellos and Harbrew Imports, Ltd., dated November 1, 2007. (1)

10.12*	Advisory Services Engagement Letter between The Griffin Group LLC and Harbrew Imports, Ltd., dated February 23, 2008.

10.13*	Consulting Agreement between Harbrew Imports, Ltd. and The Bentley Asset Investment Group, dated July 7, 2008.

10.14*	Consulting Agreement between Harbrew Imports, Ltd. and New Century Capital Consultants, Inc., dated July 7, 2008.

10.15*	Agreement to Engage MLF Group LLC as a Financial Consultant between Harbrew Imports, Ltd. and MLF Group LLC, dated July 31, 2008.

10.16	Settlement Agreement, dated as of August 21, 2008, by and among Harbrew Imports, Ltd., Capstone Business Credit, LLC and Capstone Capital Group I, LLC. (2)

10.17*	First Amendment to the Settlement Agreement, dated as of November 7, 2008, by and among Harbrew Imports, Ltd., Capstone Business Credit, LLC and Capstone Capital Group I, LLC.

14.1*	Code of Ethics and Business Conduct.

21.1*	Subsidiaries of Harbrew Imports Ltd. Corp.

31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1*	Certifications pursuant to Sec. 906.

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with our Form 10, File No. 000-53085, filed with the U.S. Securities and Exchange Commission on February 7, 2008.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated August 21, 2008, and filed with the U.S. Securities and Exchange Commission on August 27, 2008.

ITEM 14. Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. (“Studer”) served as our independent auditors for the years ended December 31, 2007 and 2006.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the quarterly financial statements included in Forms 10-KSB and 10-Q, respectively. Audit fees billed by Studer relating to the audit and reviews of our financial statements for 2007 and 2006 were $27,500 and $25,000, respectively.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit and reviews of our financial statements. For the years ended December 31, 2007 and 2006, $0 in audit-related fees were billed by Studer.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2007 and 2006, $0 in tax fees were billed by Studer.

All Other Fees

No other fees were billed by our independent auditors in 2007 and 2006.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2007 with our management. In addition, our board of directors has discussed with Michael T. Studer CPA P.C., our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Michael T. Studer CPA P.C. with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2007.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective as of 2006. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 3, 2008

HARBREW IMPORTS LTD. CORP.

By:	/s/ Richard J. DeCicco
Richard J. DeCicco
President, Secretary and Director
(principal executive officer)

By:	/s/ William S. Blacker
William S. Blacker
Chief Financial Officer and Vice President-Finance and Administration
(principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. DeCicco	President, Secretary and Director	December 3, 2008
Richard J. DeCicco	(principal executive officer)

/s/ William S. Blacker	Chief Financial Officer and	December 3, 2008
William S. Blacker	Vice President-Finance and Administration
(principal financial and accounting officer)

/s/ Mark A. Wood	Director	December 3, 2008
Mark A. Wood

/s/ Daniel L. Martinez	Director	December 3, 2008
Daniel L. Martinez

HARBREW IMPORTS LTD. CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harbrew Imports Ltd. Corp.

I have audited the accompanying consolidated balance sheets of Harbrew Imports Ltd. Corp. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harbrew Imports Ltd. Corp. and subsidiary as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
September 26, 2008 (except as to Note 11, which is December 2, 2008)

Harbrew Imports Ltd. Corp. and Subsidiary
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$43,664	$26,045
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $0, respectively	491,280	159,270
Inventories	1,319,426	705,806
Prepaid expenses and other current assets	310,406	217,287

Total current assets	2,164,776	1,108,408

Property, plant and equipment, net	6,994	-

Restricted cash and cash equivalents	108,785	106,286

Total assets	$2,280,555	$1,214,694

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of debt	$3,132,319	$394,791
Negative bank account balance	-	13,338
Accounts payable	1,245,640	654,791
Accrued expenses and other current liabilities	326,520	192,968

Total current liabilities	4,704,479	1,255,888

Long term debt	1,979,285	1,359,243

Total liabilities	6,683,764	2,615,131

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 16,336,200 and 12,457,944 shares, respectively	16,336	12,458
Additional paid-in capital	379,257	(9,278)
Retained earnings (deficit)	(4,798,802)	(1,403,617)

Total stockholders’ equity (deficiency)	(4,403,209)	(1,400,437)

Total liabilities and stockholders’ equity (deficiency)	$2,280,555	$1,214,694

See notes to consolidated financial statements.

Harbrew Imports Ltd. Corp. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

Sales	$1,658,312	$1,250,527

Cost of goods sold	1,078,644	769,511

Gross profit	579,668	481,016

Selling, general and administrative expenses:
Selling, marketing and promotion	938,241	407,590
Administrative compensation and benefits	998,468	447,353
Professional fees	315,855	143,442
Occupancy and warehousing	457,570	221,398
Travel and entertainment	223,357	202,287
Bad debts	146,040	165,536
Office	61,314	51,982
Licences and permits	56,410	22,584
Other	26,538	69,474

Total	3,223,793	1,731,646

Income (loss) from operations	(2,644,125)	(1,250,630)

Interest income	2,499	6,286
Interest expense	(603,559)	(7,002)
Merger fee	(150,000)	-

Income (loss) before income taxes	(3,395,185)	(1,251,346)

Income taxes	-	-

Net income (loss)	$(3,395,185)	$(1,251,346)

Net income (loss) per share - basic and diluted	$(0.24)	$(0.10)

Weighted average number of shares outstanding – basic and diluted	14,390,425	12,457,944

See notes to consolidated financial statements.

Harbrew Imports Ltd. Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock,		Additional	Retained	Total
	$.001 Par Value		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity (Deficiency)

Balances, December 31, 2005	12,457,944	$12,458	$(9,278)	$(152,271)	$(149,091)

Net loss	-	-	-	(1,251,346)	(1,251,346)
					-
Balances, December 31, 2006	12,457,944	12,458	(9,278)	(1,403,617)	(1,400,437)

Merger on May 17, 2007	1,383,256	1,383	(1,383)	-	-

Shares issued for services	2,495,000	2,495	247,005	-	249,500
Fair value of warrants included in sales of Units	-	-	140,711	-	140,711
Stock options and warrants compensation expense	-	-	2,202	-	2,202

Net loss	-	-	-	(3,395,185)	(3,395,185)

Balances, December 31, 2007	16,336,200	$16,336	$379,257	$(4,798,802)	$(4,403,209)

See notes to consolidated financial statements.

Harbrew Imports Ltd. Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,395,185)	$(1,251,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	16,862
Amortization of debt discounts charged to interest expense	17,406	-
Stock-based compensation	251,702	-
Changes in operating assets and liabilities:
Accounts receivable, net	(332,010)	26,832
Inventories	(613,620)	(262,397)
Prepaid expenses and other current assets	(93,119)	794
Restricted cash and cash equivalents	(2,499)	(6,286)
Negative bank account balance	(13,338)	13,338
Accounts payable	590,849	245,696
Accrued expenses and other current liabilities	133,552	151,103

Net cash provided by (used in) operating activities	(3,456,262)	(1,065,404)

Cash flows from investing activities:
Property, plant and equipment additions	(6,994)	(2,000)

Cash flows from financing activities:
Increases in debt, net	3,544,731	1,101,031
Repayment of debt	(63,856)	(25,371)

Net cash provided by (used in) financing activities	3,480,875	1,075,660

Increase (decrease) in cash and cash equivalents	17,619	8,256

Cash and cash equivalents, beginning of period	26,045	17,789

Cash and cash equivalents, end of period	$43,664	$26,045

Supplemental disclosures of cash flow information:

Interest paid	$548,249	$4,016

Income taxes paid	$-	$-

See notes to consolidated financial statements.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

1.	ORGANIZATION AND NATURE OF BUSINESS

Harbrew Imports Ltd. Corp. (“Harbrew Florida”) was incorporated in Florida on January 4, 2007 under the name Stassi Harbrew Imports Corp. pursuant to the Bankruptcy Court Approved Reorganization Plan for the Stassi Interaxx, Inc. (“Stassi”) Reorganization approved on December 20, 2006. On May 17, 2007, Harbrew Florida acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999. Pursuant to the Amended and Restated Reorganization & Merger Agreement dated April 10, 2007, 288 creditors and shareholders of Stassi were issued 1,383,256 shares of Harbrew Florida’s common stock and the two shareholders of Harbrew New York were issued 12,457,944 shares of Harbrew Florida’s common stock.

Prior to the merger on May 17, 2007, Harbrew Florida had no assets, liabilities, or business operations. Accordingly, the merger has been treated for accounting purposes as a recapitalization by the accounting acquirer Harbrew New York and the financial statements reflect the assets, liabilities, and operations of Harbrew New York from its inception on September 8, 1999 to May 17, 2007 and Harbrew Florida and Harbrew New York thereafter. Harbrew Florida and its wholly-owned subsidiary Harbrew New York are hereafter referred to as the “Company”.

The Company sells various liquor products in North America under exclusive distribution agreements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2007, the Company had negative working capital of $2,539,703 and a stockholders’ deficiency of $4,403,209. Further, from inception to December 31, 2007, the Company incurred losses of $4,798,802. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of its operations. Additionally, the Company intends to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(c)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, current portion of debt, negative bank account balance, accounts payable, accrued expenses, and long term debt. Except for long term debt, the fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity.

(d)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of three months or less to be cash equivalents.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

(e)	Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

(f)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

(g)	Property, Plant, and Equipment, Net

Property, plant, and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

(h)	Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

(i)	Shipping and Handling Costs

Shipping and handling costs are reported as selling, general and administrative expenses in the accompanying statements of operations. Shipping costs, which are included in selling, marketing and promotion expenses, were $45,447 and $50,112 for the years ended December 31, 2007 and 2006, respectively. Handling costs, which primarily represents warehousing costs and are included in occupancy and warehousing expenses, were $31,485 and $47,752 for the years ended December 31, 2007 and 2006, respectively.

(j)	Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising expenses were $17,200 and $5,743, respectively.

(k)	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123R.

(l)	Foreign Currency Transactions

Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other selling, general and administrative expenses. For the years ended December 31, 2007 and 2006, foreign currency transaction losses were $1,342 and $21,291, respectively.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

(m)	Income Taxes

Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(n)	Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(o)	Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3.	INVENTORIES

Inventories consist of:

	December 31,
	2007	2006

Danny DeVito 's Premium Limoncello (liqueur) brand	$302,194	$-
Hot Irishman (Irish coffee) brand	205,453	222,793
Molly 's (Irish cream liqueur) brand	146,315	160,226
Glen Master (scotch) brand	139,618	82,609
George Vesselle (champagne) brand	110,703	168,946
Other	415,143	71,232

Total	$1,319,426	$705,806

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	December 31,
	2007	2006

Prepaid inventory purchases	$300,000	$67,287
Escrow deposit relating to Amended and Restated Reorganization & Merger Agreement	-	150,000
Other	10,406	-

Total	$310,406	$217,287

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	December 31,
	2007	2006

Vehicles	$126,295	$126,295
Office equipment	15,711	8,717

Total	142,006	135,012

Accumulated depreciation	(135,012)	(135,012)

Net	$6,994	$-

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

6.	DEBT

Debt consists of:

	December 31,
	2007	2006

Due under Purchase Order Financing Agreement	$2,721,933	$153,031
Due under Discount Factoring Agreement	231,424	-
Convertible notes, interest at 7%, due July 2, 2012 to November 27, 2012 - net of $331,056 unamortized discounts	599,569	-
Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007	175,000	200,000
Due Donald Chadwell (owner of 6,228,972 shares of common stock), interest at 0%, no repayment terms	748,000	748,000
Due Richard DeCicco (officer, director, and owner of 6,228,972 shares of common stock) and affiliates, interest at 0%, no repayment terms	631,716	610,185
Due lender, interest at 0%, due on demand	-	24,603
Notes payable secured by vehicles	3,962	18,215

Total	5,111,604	1,754,034

Less current portion of debt	(3,132,319)	(394,791)

Long term debt	$1,979,285	$1,359,243

The Purchase Order Financing Agreement was dated January 22, 2007, has a term of two years, and provides for advances of credit from Capstone Capital Group I, LLC (the “Secured Party”) to the Company. Among other things, the agreement provides for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance is outstanding and 1.25% for every 14 days (or part thereof) that such advance remains outstanding, subject to minimum fees of $325,000 for the first year and $425,000 for the second year of the agreement. Repayment of the advances are due the earlier of 60 days from the date of an advance or the day on which any of the goods which are the subject of such advance are shipped to a buyer. Obligations to the Secured Party are collateralized by substantially all the assets of the Company and have been personally guaranteed by Richard DeCicco, the Company’s chief executive officer.

The Discount Factoring Agreement was dated January 22, 2007 and provides for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”). Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding, subject to minimum commissions of $420,000 for the first year and $540,000 for the second year of the agreement. Obligations to the Factor under the agreement are collateralized by substantially all the assets of the Company and have been personally guaranteed by Richard DeCicco, the Company’s chief executive officer. The agreement may be terminated by either party upon the giving of not less than 30 days prior written notice of termination to the other party.

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying statements of operations.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

At December 31, 2007, convertible notes consisted of:

Convertible notes - face amount (convertible into a total of up to 1,861,250 shares of common stock)	$930,625

Discounts relating to the fair value of the warrants included in the sale of Units ($140,711) and the costs relating to the sale of Units ($207,751), net of accumulated amortization of $17,406	(331,056)

Convertible notes, net of unamortized discounts	$599,569

On July 20, 2007, the Company commenced a private placement offering of up to 60 Units of securities at a price of $25,000 per Unit to accredited investors. Each Unit consists of (a) a 7% convertible promissory note in the principal amount of $25,000 which is convertible into shares of the Company’s common stock at a price of $0.50 per share and is due five years from the date of issuance; (b) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.00 per share (the “Class A Warrant”); and (c) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.50 per share (the “Class B Warrant”). Interest on the convertible promissory notes is payable semiannually at the rate of 7% by issuance of additional notes. In the event that the Company’s common stock is not trading on the OTC Bulletin Board, American Stock Exchange or the NASDAQ Stock Market one year from the date of issuance of the notes, the rate of interest increases to 14% retroactive to the date of issuance. Basic Investors, Inc. (“Basic”), the placement agent of the offering, is entitled to a placement agent fee of 10% of the gross proceeds and a 3% non-accountable expense allowance. Basic is also entitled to receive one Unit for each ten Units sold in the offering.

On July 2, 2007, the Company sold 10 Units to Basic and affiliates for gross proceeds of $250,000. The warrants (to purchase up to 1,000,000 shares of Company common stock) included in the Units were valued at $37,800 using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, risk free interest rate of 4%, volatility of 100%, and term of five years. The discount attributable to the $37,800 fair value of the warrants and the $12,500 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense. No compensation was due Basic in connection with these sales.

On August 27, 2007, the Company closed on the sale of an additional 10 Units for gross proceeds of $250,000 and issued 1 Unit to Basic as part of their compensation. The discount attributable to the $41,580 fair value of the warrants (to purchase up to 1,100,000 shares of Company common stock) included in the Units (valued using the same assumptions described in the preceding paragraph) and the $92,000 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

On November 8, 2007, the Company closed on the sale of an additional 14.75 Units for gross proceeds of $368,750 and issued 1.475 Units to Basic as part of their compensation. The net proceeds to the Company, after deducting $47,938 placement agent fees paid to Basic, was $320,812. The 16.225 Units consist of a total of $405,625 face value of convertible notes (convertible into a total of up to 811,250 shares of common stock) and warrants to purchase up to 1,622,500 shares of common stock. The discount attributable to the $61,331 fair value of the warrants (to purchase up to 1,622,500 shares of Company common stock) included in the Units (valued using the same assumptions described in the second preceding paragraph) and the $103,251 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

As part of the related agreements, the Company agreed to file a registration statement with the SEC within 30 days to register the shares issuable upon conversion of the Convertible notes and exercise of the warrants. As of September 26, 2008, the Company has not filed such a registration statement since its shares of common stock have not yet become publicly traded. Other than the retroactive increase in interest rate to 14% for failure to start trading on the OTC Bulletin Board, American Stock Exchange or the NASDAQ Stock Market one year from the date of issuance of the notes, there is no penalty provision in these agreements for late filing of a registration statement.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The convertible promissory notes were sold to 5 investors in October and November 2006 and provide that, if the Company provides the respective Holders with actual notice of completion of the merger between Harbrew Florida and Harbrew New York (which occurred May 17, 2007), the Holders are required to convert the notes and all accrued interest then owing into common stock at a Conversion Price of $1.50 per share. If the share price of the common stock on the day that is 120 days after the commencement of trading of the shares on the OTC Bulletin Board or other such recognized exchange is less than $1.50 per share, then the Conversion Price will be adjusted to such price and the respective Holders will be issued the appropriate number of additional shares of common stock.

7.	STOCKHOLDERS’ EQUITY

In the year ended December 31, 2005, Richard DeCicco (the then sole stockholder of the Company) sold 50% of his 12,457,944 shares of common stock to Donald Chadwell.

Pursuant to the merger on May 17, 2007 (see Note 1), the Company issued 1,383,256 shares of common stock (representing approximately 10% of the issued and outstanding shares of Company common stock after the merger) to the 288 creditors and stockholders of Stassi.

In June 2007, the Company authorized the issuance of a total of 1,750,000 shares of common stock to 3 employees and 4 consultants in consideration of services rendered. The Company has included this issuance in the accompanying statement of operations for the year ended December 31, 2007 in compensation and benefits at the estimated fair value of the shares of $175,000. The fair value of the shares was estimated assuming the shares were priced at $0.10 per share.

On June 28, 2007, the Company authorized the issuance of a total of 1,250,000 shares of common stock to designees of Basic Investors, Inc. (“Basic”) for future services to be rendered by such designees pursuant to a Business Consulting Agreement executed with Basic. The Company is expensing the $125,000 estimated fair value of these shares as professional fees (and recognizing the issuance of the 1,250,000 shares) over the one year term of the Business Consulting Agreement. The fair value of the shares was estimated assuming the shares were priced at $0.10 per share.

On November 30, 2007, the Company issued a total of 120,000 shares of common stock to designees of Danny DeVito for services rendered in 2007. The Company has included this issuance in the accompanying statement of operations for the year ended December 31, 2007 in compensation and benefits at the estimated fair value of the shares of $12,000. The estimated fair value of the shares was arbitrarily based upon an estimated price of $0.10 per share.

On July 14, 2008, the Company authorized the issuance of a total of 1,600,000 shares of common stock to the Bentley Asset Investment Group and New Century Capital Consultants (800,000 shares each) for future services to be rendered pursuant to their Business Consulting Agreements executed with the Company.

On August 8, 2008, the Company issued a total of 1,050,000 shares of common stock to designees of Danny DeVito for services rendered in 2008. The Company will include this issuance in its statement of operations for the three months ended September 30, 2008.

On August 8, 2008, the Company issued 2,730,960 shares of common stock to Richard J. DeCicco, President of Harbrew Imports Ltd, for services rendered during the year.

On August 11, 2008, the Company authorized the issuance of 2,000,000 shares of common stock and 1,000,000 warrants at $1.00 with a life of 5 years, to the MLF Group, for future services to be rendered pursuant to their Business Consulting Agreements executed with the Company on July 31, 2008.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

8.	INCOME TAXES

From September 8, 1999 (inception) to December 31, 2006, the Company filed its Federal and New York income tax returns as an S Corporation. Accordingly, the net income (loss) of the Company for this period was includible in the tax returns of the Company shareholders and the Company was not subject to income tax.

For the tax year 2007, the Company filed its income tax returns as a C corporation. No provision for income taxes was recorded in the year ended December 31, 2007 since the Company incurred a net loss in this period.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,154,363 attributable to the future utilization of the $3,395,185 net operating loss carryforward as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,395,185 net operating loss carryforward expires in 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

9.	COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Freeport, New York under a month to month agreement at a monthly rent of $14,350. For the years ended December 31, 2007 and 2006, rent expense was $162,399 and $127,266, respectively.

License agreement – On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito

Premium Limoncello brand. The term of the Agreement continues through perpetuity unless the agreement is terminated. In consideration for the license, the Company agreed to pay royalties as follows: (a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV. In addition, the Company granted DDV and others warrants to purchase up to a total of 145,000 shares of Company common stock at an exercise price equal to the lower of $1.00 per share or 85% of the 30 day average bid and ask price, provided, however, that in no event shall the exercise price be less than $0.50 per share. Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days. Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop. A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark. The Company has filed for this trademark with the U.S. Patent and Trademark Office and, as of September 26, 2008, is awaiting disposition.

The $2,717 estimated fair value of the 145,000 warrants (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, $0.50 exercise price, 4% risk free interest rate, and 100% volatility) is being amortized over the exercise period of the warrants as compensation and benefits.

For 2007, the Company calculated “Net Profits” from the brand to be negative and thus did not pay or accrue any royalties expense under the License Agreement.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Employment agreement with chief executive officer - On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco. The agreement provides for a term of 5 years, commencing on January 1, 2008. The term can be extended by a written agreement of the parties. The agreement provides for annual compensation ranging from $265,000 to $350,000. In addition, if the Company enters into an agreement and further sells any brand in the company’s portfolio, Mr. DeCicco will receive 5% of such sale. Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors. The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price. The options shall be granted pursuant to the 2008 incentive and non-qualified stock option plan which the Company intends to implement. Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason. Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice. The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation. Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

Employment agreement with chief financial officer - On October 1, 2007, the Company entered into an employment agreement with its chief financial officer William Blacker. The agreement provides for a term of 3 years, commencing on October 1, 2007. The term can be extended by a written agreement of the parties. The Company agreed to issue options to purchase shares of its common stock to Mr. Blacker if and when the common stock becomes publicly traded, as follows: (A) upon execution of the agreement, 100,000 options at an exercise price of $0.05 per share; (B) on October 1, 2008, 100,000 options at an exercise price of $0.15 per share; and (C) on October 1, 2009, 100,000 options at an exercise price of $.75 per share. Pursuant to the terms of the agreement, Mr. Blacker is to receive an annual salary of $150,000. Mr. Blacker has the right to terminate the agreement upon 60 days notice to the Company for any reason. The agreement further provides that if the agreement is terminated for any reason other than willful malfeasance by Mr. Blacker, Mr. Blacker shall be entitled to receive severance pay in the amount of 6 months or the balance of the agreement’s term of existence, whichever is greater, and shall receive all benefits under the agreement.

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) is being amortized over the 3 year term of the employment agreement as compensation and benefits.

10.	STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the year ended December 31, 2007 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2007	-	-
Granted and issued	300,000	3,887,500
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2007	300,000	3,887,500

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Stock options outstanding at December 31, 2007 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date
October 1, 2007	100,000	-	$0.05	April 1, 2011
October 1, 2007	100,000	-	$0.15	April 1, 2011
October 1, 2007	100,000	-	$0.75	April 1, 2011

Total	300,000	-

The 300,000 options are not exercisable until the Company’s common stock becomes publicly traded and vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009. As of December 31, 2007, there was $15,446 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized $5,616 in 2008, $5,616 in 2009, and $4,212 in 2010.

Warrants outstanding at December 31, 2007 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
April 26, 2007	120,000	120,000	$0.50	April 30, 2009
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 1, 2007	45,000	45,000	$0.50	November 30, 2009
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012

Total	3,887,500	3,887,500

As of December 31, 2007, there was $1,919 of total unrecognized compensation cost relating to 165,000 of the unexpired warrants. That cost is expected to be recognized $1,348 in 2008 and $571 in 2009.

11.	SUBSEQUENT EVENTS

Litigation:

On November 26, 2007, the Company was sued by G.S. Schwartz & Co., Inc., a public relations company, in the Supreme Court of the State of New York. The Plaintiff sought recovery of $43,847 for an alleged breach of contract. While the Company believed that, based on its initial analysis, some amount may have been due to the Plaintiff, it believed it had counterclaims available which would have substantially reduced the amount actually owed. On August 28, 2008, the Company settled the lawsuit for $30,000, of which the entire amount has been paid in full satisfaction of such claim.

On or about January 24, 2008, Connecticut Container Corp., a wholesale distributor of packaging materials, initiated litigation against the Company in the Supreme Court of the State of New York in Nassau County. The Plaintiff had demanded payment of an aggregate of $31,693 in connection with certain amounts allegedly owed by the Company. On August 7, 2008, the Company settled the litigation for the full amount, by agreeing to pay one-half of such amounts on each of August 20, 2008 and September 20, 2008. The Company paid $24,250 and expects to pay the remaining $7,443 in December 2008.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

On February 14, 2008, Chester Stewart, an individual, initiated a lawsuit in the State of Connecticut Superior Court alleging breach of a promissory note in the amount of $100,000. The Company has retained counsel and is defending the action. Negotiations continue and the Company has responded to all allegations as of the filing date of this report.

On or about July 24, 2008, Elite Marketing Concepts, a wholesale distributor of wine, initiated litigation against the Company in the Supreme Court of New York in Nassau County. The Plaintiff has demanded payment in the amount of $32,270 for goods sold and delivered to the Company by the Plaintiff. On August 15, 2008, an agreement was reached to pay Elite $29,000 in two equal payments. As of September 30, 2008, one payment has been made in accordance with the agreement, leaving a remaining balance of $14,500 due Elite.

On October 23, 2008, Thermo Plastic Tech, Inc., a manufacturer of thermo plastic material, initiated litigation against the Company in the Superior Court of New Jersey Law Division, Civil Part Union County. The Plaintiff has demanded payment in the amount of $ 30,292 for goods sold and delivered to the Company by the Plaintiff. The Company has retained counsel and is defending the action.

On November 11, 2008, Albea, S.P.A d/b/a/ Agribon SRL, a wine maker in Italy, initiated litigation against the Company in the Supreme Court of the State of New York County of Nassau. The Plaintiff has demanded payment in the amount of 22,260 Euros (approximately $29,574). The Company has retained counsel and is defending the action.

At December 31, 2007, the Company has included in liabilities amounts relating to the above actions. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or operations.

Financings:

In connection with the Company’s private placement, which was extended to August 31, 2008, the Company sold an aggregate of six Units for gross proceeds of $150,000 during the period from February 2008 to July 2008. Basic Investors, the placement agent, was issued .6 Units as part of its placement fee.

For the period from June 2008 to the filing date of this report, a total of $1,180,000 has been raised through the issuance of convertible promissory notes on substantially the same terms and conditions as those issued in connection with the Company’s Private Placement Memorandum. The Company’s agreement with Basic Investors included the phrase “non-exclusive,” and therefore, there is no conflict with regard to fees owed in connection with this funding.

Consultants:

On February 23, 2008, an advisory engagement letter was entered into between the Company and Griffen Group LLC, under which Griffin Group would serve as a non-exclusive advisor with respect to the Company’s strategic business development and, in particular, its “celebrity brands.” In return for the services contemplated, the Company will reimburse Griffin Group for its reasonable out-of-pocket expenses incurred in connection with this engagement.

In June 2008, the Company engaged the services of Bentley Asset Investment Group and New Century Capital Consultants to perform non-exclusive consulting services related to the further development of the Company’s business and a comprehensive marketing program.

Each consultant has received 800,000 shares of the Company’s common stock in exchange for services.

On August 11, 2008, the Company executed an agreement to engage MLF Group LLC as a financial consultant. The agreement provides for MLF Group to perform certain services for the Company, including assistance in preparing documentation for distribution to potential investors. The agreement has a term of one year and provides for the issuance to MLF Group of 2,000,000 restricted shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock, exercisable at $1.00 per share, as compensation.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Additional Common Stock Issuances:

On January 15, 2008, the Company issued a total of 250,000 shares of common stock to two attorneys in consideration of legal services.

On August 8, 2008, the Company issued 2,730,960 shares of common stock to its chief executive officer in consideration of services rendered.

On August 8, 2008, the Company issued a total of 1,050,000 shares of common stock to designees of Danny DeVito in consideration of services rendered.

At September 25, 2008, the Company has 24,592,160 shares of common stock issued and outstanding.

Debt:

On August 21, 2008, the Company executed an agreement with Capstone Capital Group I, LLC (“CCG”) and Capstone Business Credit, LLC (“CBC”) whereby the Company was to pay $1,500,000 in full and complete satisfaction of all debts due by the Company to both CCG and CBC (approximately $2,976,904 at August 21, 2008). The agreement called for an initial down payment in the amount of $150,000 due at signing, with the balance of $1,350,000 due on October 21, 2008. The Company paid the $150,000 down payment to Capstone as required by the settlement agreement. On November 7, 2008, the Company executed an amendment to the settlement agreement whereby the amount of the note was increased to $2,664,406 and is due on or before August 21, 2009. The note will bear interest at the rate of 16%. The Company will receive 50% of all collections on sales made after November 7, 2008 less the applicable interest due within that month.