Form 10-Q
period 2008-03-31
Harbrew Imports Ltd Corp (NY)
filed 2008-12-17
CIK 1425189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53085

HARBREW IMPORTS LTD. CORP.
(Exact Name of Registrant as Specified in Its Charter)

Florida	13-4362274
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

102 Buffalo Avenue, Freeport, New York 11520
(Address of Principal Executive Offices)

(516) 377-2636
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate  by check mark whether the registrant (1) filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act during the past  12  months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 16, 2008, the registrant had outstanding 24,592,160 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$55,788	$43,664
Accounts receivable, net of allowance for doubtful	-	-
accounts of $ 35,000 and $ 0, respectively	246,369	491,280
Inventories	1,039,021	1,319,426
Prepaid expenses and other current assets	313,826	310,406

Total current assets	1,655,004	2,164,776

Property, plant and equipment, net	6,644	6,994

Restricted cash and cash equivalents	108,785	108,785

Total assets	$1,770,433	$2,280,555

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of debt	$3,137,515	$3,132,319
Accounts payable	1,243,635	1,245,640
Accrued expenses	340,934	326,520

Total current liabilities	4,722,084	4,704,479

Long term debt	2,062,470	1,979,285

Total liabilities	6,784,554	6,683,764

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized
20,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized 100,000,000
shares, issued and outstanding 16,898,700
and 16,336,200 shares, respectively	16,899	16,336
Additional paid-in capital	455,770	379,257
Retained earnings (deficit)	(5,486,790)	(4,798,802)

Total stockholders’ equity (deficiency)	(5,014,121)	(4,403,209)

Total liabilities and stockholders’ equity (deficiency)	$1,770,433	$2,280,555

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Sales	$512,048	$173,753

Cost of goods sold	417,041	133,369

Gross profit	95,007	40,384

Selling, general and administrative expense
Selling, marketing and promotion	67,700	14,100
Administrative compensation and benefits	226,624	183,134
Professional fees	70,114	25,641
Occupancy and warehousing	67,897	30,901
Travel and entertainment	16,761	67,880
Office	5,735	16,488
Licenses and permits	6,020	34,454
Other	5,228	3,819

Total	466,079	376,417

Income (loss) from operations	(371,072)	(336,033)

Interest income	-	-
Interest expense	(316,916)	(47,308)

Income (loss) before income taxes	(687,988)	(383,341)

Income taxes	-	-

Net income (loss)	$(687,988)	$(383,341)

Net income (loss) per share -
basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	16,702,272	12,457,944

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(687,988)	$(383,341)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Depreciation	350	-
Amortization of debt discounts
charged to interest expense	18,089	-
Stock-based compensation	62,523	-
Changes in operating assets and liabilities:
Accounts receivable, net	244,911	30,132
Inventories	280,405	(7,691)
Prepaid expenses and other current assets	(3,420)	(87,575)
Restricted cash and cash equivalents	-	-
Negative bank account balance	-	(13,338)
Accounts payable	(2,005)	(158,675)
Accrued expenses and other current
liabilities	14,414	(30,389)

Net cash provided by (used in)
operating activities	(72,721)	(650,877)

Cash flows from investing activities:
Property, plant and equipment additions	-	(3,008)

Cash flows from financing activities:
Increases in debt, net	87,446	662,315
Repayment of debt	(3,101)	(28,321)

Net cash provided by (used in)
financing activities	84,845	633,994

Increase (decrease) in cash and
cash equivalents	12,124	(19,891)

Cash and cash equivalents, beginning of period	43,664	26,045

Cash and cash equivalents, end of period	$55,788	$6,154

Supplemental disclosures of cash flow information:

Interest paid	$277,800	$47,308

Income taxes paid	$-	$-

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Harbrew Imports Ltd. Corp. (“Harbrew Florida”) was incorporated in Florida on January 4, 2007 under the name Stassi Harbrew Imports Corp. pursuant to the Bankruptcy Court Approved Reorganization Plan for the Stassi Interaxx, Inc. (“Stassi”) Reorganization approved on December 29, 2006.  On May 17, 2007, Harbrew Florida acquired Harbrew Imports, Ltd. (“Harbrew New York”), a New York corporation incorporated on September 8, 1999.  Pursuant to the Amended and Restated Reorganization & Merger Agreement dated April 10, 2007, 288 creditors and shareholders of Stassi were issued 1,383,256 shares of Harbrew Florida’s common stock and the two shareholders of Harbrew New York were issued 12,457,944 shares of Harbrew Florida’s common stock.

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

The Company sells various liquor products in North America under exclusive distribution agreements.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to those periods are unaudited. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financials statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company’s annual report on Form 10-KSB filed December 4, 2008.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

3.	INVENTORIES

Inventories consist of:

	Mar. 31, 2008	Dec. 31, 2007

Danny DeVito's Premium Limoncello (liqueur) brand	$296,776	$302,194
Hot Irishman (Irish coffee) brand	130,080	205,453
Molly's (Irish cream liqueur) brand	95,431	146,315
Glen Master (scotch) brand	127,230	139,618
George Vesselle (champagne) brand	105,409	110,703
Other	284,095	415,143

Total	$1,039,021	$1,319,426

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	Mar. 31, 2008	Dec. 31, 2007

Prepaid inventory purchases	$300,000	$300,000
Other	13,826	10,406

Total	$313,826	$310,406

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	Mar. 31, 2008	Dec. 31, 2007

Vehicles	$126,295	$126,295
Office equipment	15,711	15,711

Total	142,006	142,006

Accumulated depreciation	(135,362)	(135,012)

Net	$6,644	$6,994

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

6.	DEBT

      Debt consists of:

	Mar. 31, 2008	Dec. 31, 2007

Due under Purchase Order Financing
Agreement	$2,788,026	$2,721,933
Due under Discount Factoring Agreement	173,628	231,424
Convertible notes, interest at 7%, due
July 2, 2012 to March 5, 2013 - net of unamortized
discounts of $363,200 and $331,056, respectively	663,855	599,569
Convertible promissory notes, interest at 10%,
due October 25, 2007 to November 27, 2007	175,000	175,000
Due Donald Chadwell (owner of 6,228,972
shares of common stock), interest at 0%,
no repayment terms	763,000	748,000
Due Richard DeCicco (officer, director, and
owner of 6,228,972 shares of common
stock) and affiliates, interest at 0%,
no repayment terms	635,615	631,716
Notes payable secured by vehicles	861	3,962

Total	5,199,985	5,111,604

Less current portion of debt	(3,137,515)	(3,132,319)

Long term debt	$2,062,470	$1,979,285

The Purchase Order Financing Agreement was dated January 22, 2007, has a term of two years, and provides for advances of credit from Capstone Capital Group I, LLC (the “Secured Party”) to the Company.  Among other things, the agreement provides for fees to the Secured Party equal to 2.5% for the first 30 days (or part thereof) that each advance is outstanding and 1.25% for every 14 days (or part thereof) that such advance remains outstanding, subject to minimum fees of $325,000 for the first year and $425,000 for the second year of the agreement.  Repayment of the advances are due the earlier of 60 days from the date of an advance or the day on which any of the goods which are the subject of such advance are shipped to a buyer.  Obligations to the Secured Party are collateralized by substantially all the assets of the Company and have been personally guaranteed by Richard DeCicco, the Company’s chief executive officer.  See also Note 11 to consolidated financial statements.

The Discount Factoring Agreement was dated January 22, 2007 and provides for financing of certain Company accounts receivable by Capstone Business Credit, LLC (the “Factor”).  Among other things, the agreement provides for commissions to the Factor equal to 2% for the first 30 days (or part thereof) that each such account receivable is outstanding and 1% for every 14 days (or part thereof) thereafter that such account receivable remains outstanding, subject to minimum commissions of $420,000 for the first year and $540,000 for the second year of the agreement.  Obligations to the Factor under the agreement are collateralized by substantially all the assets of the Company and have been personally guaranteed by Richard DeCicco, the Company’s chief executive officer.  The agreement may be terminated by either party upon the giving of not less than 30 days prior written notice of termination to the other party.  See also Note 11 to consolidated financial statements.

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying statements of operations.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

Convertible notes consisted of:

	Mar. 31, 2008	Dec. 31, 2007
Convertible notes - face amount (convertible into a total of up to 2,053,750 and 1,861,250 shares of common stock, respectively)	$1,026,875	$930,625

Discounts relating to the fair value of the warrants included in the sale of Units ($155,264 and $140,711, respectively) and the costs relating to the sale of Units ($243,251 and $207,751, respectively), net of accumulated amortization of $35,495 and $17,406, respectively	(363,020)	(331,056)

Convertible notes, net of unamortized discounts	$663,855	$599,569

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

On November 27, 2007, the Company closed on the sale of an additional 14.75 Units for gross proceeds of $368,750 and issued 1.475 Units to Basic as part of their compensation.  The net proceeds to the Company, after deducting $47,938 placement agent fees paid to Basic, was $320,812.  The 16.225 Units consist of a total of $405,625 face value of convertible notes (convertible into a total of up to 811,250 shares of common stock) and warrants to purchase up to 1,622,500 shares of common stock.  The discount attributable to the $61,331 fair value of the warrants (to purchase up to 1,622,500 shares of Company common stock) included in the Units (valued using the same assumptions described in the second preceding paragraph) and the $103,251 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

On March 5, 2008, the Company closed on the sale of an additional 3.5 Units for gross proceeds of $87,500 and issued .35 Units to Basic as part of their compensation.  The net proceeds to the Company, after deducting $11,375 placement agent fees paid to Basic, was $76,125  The 3.85 Units consist of a total of $96,250 face value of convertible notes (convertible into a total of up to 192,500 shares of common stock) and warrants to purchase up to 385,000 shares of common stock.  The discount attributable to the $14,553 fair value of the warrants (to purchase up to 385,000 shares of Company common stock) included in the Units (valued using the same assumptions described in the third preceding paragraph) and the $35,500 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

As part of the related agreements, the Company agreed to file a registration statement with the SEC within 30 days to register the shares issuable upon conversion of the Convertible notes and exercise of the warrants.  As of September 30, 2008, the Company has not filed such a registration statement since its shares of common stock have not yet become publicly traded.  Other than the retroactive increase in interest rate to 14% for failure to start trading on the OTC Bulletin Board, American Stock Exchange or the NASDAQ Stock Market one year from the date of issuance of the notes, there is no penalty provision in these agreements for late filing of a registration statement.

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

On January 15, 2008, the Company issued a total of 250,000 shares of common stock to two attorneys in consideration of legal services.  The Company included this issuance in its statement of operations for the three months ended March 31, 2008 in professional fees at the $25,000 estimated fair value of the shares.

8.	INCOME TAXES

No provision for income taxes was recorded in the periods presented since the Company incurred net losses in these periods.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,154,363 attributable to the future utilization of the $3,395,185 net operating loss carry forward as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,395,185 net operating loss carry forward expires in 2027.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

9.	COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Freeport, New York under a month to month agreement at a monthly rent of $14,350.  For the three months ended March 31, 2008 and 2007, rent expense was $42,626 and $35,793, respectively.

License agreement – On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito Premium Limoncello brand.  The term of the Agreement continues through perpetuity unless the agreement is terminated.  In consideration for the license, the Company agreed to pay royalties as follows: (a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV.  In addition, the Company granted DDV and others warrants to purchase up to a total of 145,000 shares of Company common stock at an exercise price equal to the lower of $1.00 per share or 85% of the 30 day average bid and ask price, provided, however, that in no event shall the exercise price be less than $0.50 per share.  Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days.  Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop.  A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark.  The Company has filed for this trademark with the U.S. Patent and Trademark Office and, as of November 30, 2008, is awaiting disposition. The $2,717 estimated fair value of the 145,000 warrants (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, $0.50 exercise price, 4% risk free interest rate, and 100% volatility) is being amortized over the exercise period of the warrants as compensation and benefits.

For the three months ended March 31, 2008, the Company calculated “Net Profits” from the brand to be negative and thus did not pay or accrue any royalties expense under the License Agreement.

Employment agreement with chief executive officer – On January 23, 2008, the Company entered into an employment agreement with its chief executive officer Richard DeCicco.  The agreement provides for a term of 5 years, commencing on January 1, 2008.  The term can be extended by a written agreement of the parties.  The agreement provides for annual compensation ranging from $265,000 to $350,000.  In addition, if the Company enters into an agreement and further sells any brand in the company’s portfolio, Mr. DeCicco will receive 5% of such sale.  Mr. DeCicco is also entitled to incentive bonus compensation, stock and/or options in accordance with Company policies established by the Board of Directors.  The agreement provides for the grant of a non-qualified ten year option to purchase up to 1,000,000 shares of common stock of the Company at an exercise price which shall represent a discount to the market price.  The options shall be granted pursuant to the 2008 incentive and non-qualified stock option plan which the Company intends to implement.  Mr. DeCicco has the right to terminate the agreement upon 60 days notice to the Company for any reason.  Pursuant to the terms of the agreement, if Mr. DeCicco is absent from work because of illness or incapacity cumulatively for more than 2 months in addition to vacation time in any calendar year, the Company may terminate the agreement upon 30 days written notice.  The agreement also provides that the agreement may be terminated upon 90 days notice to Mr. DeCicco if: (A) there is a sale of substantially all of the Company’s assets to a single purchaser or group of associated purchasers; (B) there is a sale, exchange or disposition of 50% of the outstanding shares of the Company’s outstanding stock; (C) the Company terminates its business or liquidates its assets; or (D) there is a merger or consolidation of the Company in which the Company’s shareholders receive less than 50% of the outstanding voting shares of the new or continuing corporation.  Mr. DeCicco shall be entitled to severance pay in the amount of 2 years compensation and medical and other benefits in the event of a termination of the agreement under certain circumstances.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

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

10.	STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the three months ended March 31, 2008 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500
Granted and issued	1,000,000	385,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at March 31, 2008	1,300,000	4,272,500

Stock options outstanding at March 31, 2008 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date
October 1, 2007	100,000	-	$0.05		April 1, 2011
October 1, 2007	100,000	-	$0.15		April 1, 2011
October 1, 2007	100,000	-	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,300,000	-

(a) Estimated since exercise price is to be determined based on future stock price.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

The 1,300,000 options are not exercisable until the Company’s common stock becomes publicly traded. The 300,000 options granted on October 1, 2007 vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009.  As of March 31, 2008, there was $100,207 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $17,817 in the nine months ended December 31, 2008, $23,756 in 2009, $22,352 in 2010, $18,140 in 2011 and $18,142 in 2012.

Warrants outstanding at March 31, 2008 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
April 26, 2007	120,000	120,000	$0.50	April 30, 2009
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 1, 2007	45,000	45,000	$0.50	November 30, 2009
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013

Total	4,272,500	4,272,500

As of March 31, 2008, there was $1,585 of total unrecognized compensation cost relating to 165,000 of the unexpired warrants.  That cost is expected to be recognized $1,014 in the nine months ended December 31, 2008 and $571 in 2009.

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

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

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

At March 31, 2008, the Company has included in liabilities amounts relating to the above actions.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or operations.

Financings:

In connection with the Company’s private placement, which was extended to August 31, 2008, the Company sold an aggregate of 2.5 Units for gross proceeds of $62,500 during the period from May 2008 to July 2008.  Basic Investors, the placement agent, was issued .25 Units as part of its placement fee.

For the period from June 2008 to September 2008, a total of $1,105,000 has been raised through the issuance of convertible promissory notes due six months to one year after the respective dates of issuance.

Consultants:

In June 2008, the Company engaged the services of Bentley Asset Investment Group and New Century Capital Consultants to perform non-exclusive consulting services related to the further development of the Company’s business and a comprehensive marketing program.

Each consultant has received 800,000 shares of the Company’s common stock in exchange for consulting services.

On August 11, 2008, the Company executed an agreement to engage MLF Group LLC as a financial consultant.  The agreement provides for MLF Group to perform certain services for the Company, including assistance in preparing documentation for distribution to potential investors.  The agreement has a term of one year and provides for the issuance to MLF Group of 2,000,000 restricted shares of common stock and a five-year warrant to purchase 1,000,000 shares of common stock, exercisable at $1.00 per share, as compensation for consulting services.

Additional Common Stock Issuances:

On August 8, 2008, the Company issued 2,730,960 shares of common stock to its chief executive officer in consideration of services rendered.

On August 8, 2008, the Company issued a total of 1,050,000 shares of common stock to designees of Danny DeVito in consideration of services rendered.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Three Months Ended March 31, 2008 and 2007 is Unaudited)

At December 16, 2008, the Company has 24,592,160 shares of common stock issued and outstanding.

Debt:

On August 21, 2008, the Company executed an agreement with Capstone Capital Group I, LLC (“CCG”) and Capstone Business Credit, LLC (“CBC”) whereby the Company was to pay $1,500,000 in full and complete satisfaction of all debts due by the Company to both CCG and CBC (approximately $2,976,904 at August 21, 2008).  The agreement called for an initial down payment in the amount of $150,000 (which was paid), with the balance of $1,350,000 due on October 21, 2008.  On November 7, 2008, the Company executed an amendment to the settlement agreement whereby the amount of the note was increased to $2,664,406 and is due on or before August 21, 2009. The note will bear interest at the rate of 16%. The Company will receive 50% of all collections on sales made after November 7, 2008, less the applicable interest due within that month.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

Revenues

Total revenues were $512,048 and $173,753 for the three months ended March 31, 2008 and 2007, respectively, an increase of $338,295, or 195%.  This reflects the changing product mix, most notably the addition of Danny DeVito’s Premium Limoncello. The introduction of Danny DeVito’s Premium Limoncello commenced the start of an aggressive marketing campaign which yielded $234,170 of sales in the first quarter of 2008, compared to nothing in the first quarter of 2007. Sales of Molly’s Irish Cream of approximately $87,890 during the first quarter of 2008 was flat in comparison to the previous year The sales for the balance of the portfolio were mixed as we prioritized our sales effort in line with the new product launch.

Cost of Revenues

Cost of revenues was $417,041 and $133,369 for the three months ended March 31, 2008 and 2007, respectively, an increase of $283,672, or 212%.

The gross profit the three months ended March 31, 2008 and 2007 was $95,007 and $40,384, respectively, an increase of $54,623, or 135%. The inclusion of Danny DeVito’s Premium Limoncello in this year’s period versus not in the portfolio last year accounts for the majority of the gross profit increase as we repositioned and pruned our portfolio in line with sales performance.

Selling, General and Administrative Expenses

Selling general and administrative expenses for the three months ended March 31, 2008 and 2007 were $466,079 and $376,417, respectively, an increase of $89,662, or 24%.

The majority of the increase in spending consisted of advertising, marketing and promotion of $53,600 (the promoting of DeVito Limoncello, while supporting the existing brands); administrative compensation and benefits of $43,490; professional fees of $44,473 (consisting of underwriting, public relations, legal and accounting). The balance of the increase consists of the inflationary costs of doing business, and the cost to support a direct selling effort in New York, offset by reduced travel and entertainment of $51,119 as compared to the same period last year.

Other Expense

Interest expense for the three months ended March 31, 2008 and 2007 was $316,916 and $47,308, respectively, an increase of $269,608, or 570% This category includes the interest expense incurred in connection with the purchase order and receivable financing with Capstone LLC and was higher than the same period last year as a result of the average balance owed to the financing company of approximately $2.9 million.

Liquidity and Capital Resources

As of March 31, 2008, we had negative working capital of $3,067,080 compared to a negative working capital of $2,539,703 at December 31, 2007. Our balance of cash and cash equivalents at March 31, 2008 was $55,788.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. The main sources of cash have been from the financing of purchase orders and the factoring of accounts receivable. In addition, we issued convertible notes and promissory notes to bridge the gap between our primary lender and our working capital requirements. All funds received have been expended in the furtherance of growing the business and establishing the brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories and accounts receivable,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new brands to complement our celebrity portfolio, and

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

Net Cash Used in Operating Activities

              A substantial portion of our available cash has been used to fund operating activities. In general, these cash funding requirements are based on operating losses, driven principally by our sizeable investment in selling and marketing, and general expenses. The business has incurred significant losses since inception.

               For the three months ended March 31, 2008, net cash used in operating activities was $72,721 consisting primarily of losses from operations of $687,988, offset by a non-cash charge for stock-based compensation of $62,523, decreases in receivables of $244,911 and decreases in inventories of $280,405.

Net Cash Used in Investing Activities

For the three months ended March 31, 2008 and 2007, net cash used in investing activities was $0 and $3,008, respectively.

Net Cash Provided by Financing Activities

               For the three months ended March 31, 2008, funds provided from financing activities amounted to $84,845, primarily from the issuance of 7% convertible notes in the principal amount of $87,500.

We anticipate that we will need to make significant expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for advertising, marketing, promotional items, overhead and working capital purposes. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. We anticipate that we will require up to $7,500,000 for funding our plan of operations for the next twelve months, depending on revenues, if any, from operations.

By adjusting our operations and development to the level of capitalization, we believe we will have sufficient capital resources to meet projected cash flow deficits.  However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We will still need additional investments in order to continue operations to cash flow break even. We are seeking additional investments, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the lack of a trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2008, we had negative working capital of $3,067,080 and a stockholders’ deficiency of $5,014,121.  Further, from inception to March 31, 2008, we incurred losses of $5,486,790.  These factors create substantial doubt as to our ability to continue as a going concern.  We expect to improve our financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of our operations.  Additionally, we intend to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, we cannot assure you that we will be successful in accomplishing these objectives.

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

Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonably assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders.  Collectability criteria are satisfied through credit approvals.  Delivery criteria are satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale.  We have no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), we do not offer any sales incentives or other rebate arrangements to customers.

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

Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A.  Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended March 31, 2008

From July 2007 to July 2008, we privately placed with accredited investors 40.75 units consisting of (i) a 7% convertible promissory note in the principal amount of $25,000 which is convertible into shares of common stock at a price of $.50 per share and is due five years from the date of issuance, (ii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.00 per share; and (iii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.50 per share.  Of these 40.75 units, 3.5 were sold during the three months ended March 31, 2008. Interest on the 7% convertible promissory notes is payable semi-annually at the rate of 7% per annum by issuance of additional notes.  In the event that our common stock is not trading on the OTC Bulletin Board, American Stock Exchange or Nasdaq Capital Market one year from the date of issuance of the notes, the rate of interest increases to 14% retroactive to the date of issuance.  Basic Investors, the placement agent of the offering, received a placement agent fee of 10% of the gross proceeds, a 3% non-accountable expense allowance and one unit for each ten units sold in the offering.

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

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended of Harbrew Imports Ltd. Corp. (1)

3.2	Certificate of Incorporation, as amended, of Harbrew Imports Ltd. (1)

3.3	Articles of Merger filed with the Secretary of State of the State of Florida. (1)

3.4	Amended and Restated Reorganization and Merger Agreement, filed May 17, 2007. (Included as part of Exhibit 3.3) (1)

3.5	Bylaws. (1)

4.1	Form of Note. (1)

4.2	Form of Warrants. (1)

4.3	Secured Promissory Note, dated as of August 21, 2008, issued by Harbrew Imports, Ltd. (2)

4.4	Amended and Restated Secured Promissory Note, dated as of November 7, 2008, issued by Harbrew Imports, Ltd. (3)

10.2	License Agreement between the company and Seven Cellos, LLC, dated April 26, 2007. (1)

10.3	Exclusive Manufacturing Agreement between Sorrento Delizie Di de Luca Antonino, dated August 14, 2007. (1)

10.4	Discount Factoring Agreement between Capstone Business Credit, LLC and Harbrew Imports, Ltd., dated as of January 22, 2007. (1)

10.5	Purchase Order Financing Agreement between Harbrew Imports, Ltd. and Capstone Capital Group, I, LLC, dated as of January 22, 2007. (1)

10.6	Letter Agreement among Harbrew Imports, Ltd., Capstone Capital Group, I, LLC and Capstone Capital Group, II, LLC. (1)

10.7	First Amendment to Purchase Order Financing Agreement between Harbrew Imports, Ltd. and Capstone Capital Group, I, LLC, dated as of October 25, 2007. (1)

10.8	First Amendment to Discount Factoring Agreement between Harbrew Imports, Ltd. and Capstone Business Credit, LLC, dated as of October 25, 2007. (1)

10.9	Employment Agreement with Richard J. DeCicco, dated January 23, 2008. (1)

10.10	Employment Agreement with William S. Blacker, dated October 1, 2008. (1)

10.11	Addendum to License Agreement between Seven Cellos and Harbrew Imports, Ltd., dated November 1, 2007. (1)

10.12	Advisory Services Engagement Letter between The Griffin Group LLC and Harbrew Imports, Ltd., dated February 23, 2008. (3)

10.13	Consulting Agreement between Harbrew Imports, Ltd. and The Bentley Asset Investment Group, dated July 7, 2008. (3)

10.14	Consulting Agreement between Harbrew Imports, Ltd. and New Century Capital Consultants, Inc., dated July 7, 2008. (3)

10.15	Agreement to Engage MLF Group LLC as a Financial Consultant between Harbrew Imports, Ltd. and MLF Group LLC, dated July 31, 2008. (3)

10.16	Settlement Agreement, dated as of August 21, 2008, by and among Harbrew Imports, Ltd., Capstone Business Credit, LLC and Capstone Capital Group I, LLC. (2)

10.17	First Amendment to the Settlement Agreement, dated as of November 7, 2008, by and among Harbrew Imports, Ltd., Capstone Business Credit, LLC and Capstone Capital Group I, LLC. (3)

31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1*	Certifications pursuant to Sec. 906.

*	Filed herewith.

(1)	Incorporated by reference to the exhibits included with our Form 10, File No. 000-53085, filed with the U.S. Securities and Exchange Commission on February 7, 2008.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated August 21, 2008, and filed with the U.S. Securities and Exchange Commission on August 27, 2008.

(3)
Incorporated by reference to the exhibits included with our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission on December 4, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 16, 2008

HARBREW IMPORTS LTD. CORP.

By:	/s/ Richard J. DeCicco
Richard J. DeCicco
President, Secretary and Director
(principal executive officer)

By:	/s/ William S. Blacker
William S. Blacker
Chief Financial Officer and Vice President- Finance and Administration
(principal financial and accounting officer)