Form 10-Q
period 2008-06-30
Harbrew Imports Ltd Corp (NY)
filed 2008-12-18
CIK 1425189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

 As of December 17, 2008, the registrant had outstanding 24,592,160 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$182	$43,664
Accounts receivable, net of allowance for doubtful	-	-
accounts of $ 35,000 and $ 0, respectively	148,037	491,280
Inventories	864,562	1,319,426
Prepaid expenses and other current assets	302,714	310,406

Total current assets	1,315,495	2,164,776

Property, plant and equipment, net	6,294	6,994

Restricted cash and cash equivalents	108,785	108,785

Total assets	$1,430,574	$2,280,555

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of debt	$3,169,246	$3,132,319
Negative bank account balance	9,093	-
Accounts payable	1,487,232	1,245,640
Accrued expenses	646,038	326,520

Total current liabilities	5,311,609	4,704,479

Long term debt	2,266,047	1,979,285

Total liabilities	7,577,656	6,683,764

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 17,211,200 and 16,336,200 shares, respectively	17,211	16,336
Additional paid-in capital	499,686	379,257
Retained earnings (deficit)	(6,663,979)	(4,798,802)

Total stockholders’ equity (deficiency)	(6,147,082)	(4,403,209)

Total liabilities and stockholders’ equity (deficiency)	$1,430,574	$2,280,555

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$806,041	$354,217	$293,993	$180,464

Cost of goods sold	649,969	291,399	232,928	158,030

Gross profit	156,072	62,818	61,065	22,434

Selling, general and administrative expense
Selling, marketing and promotion	240,024	164,228	172,324	150,128
Administrative compensation and benefits	568,636	578,975	342,012	395,841
Professional fees	187,549	85,448	117,435	59,807
Occupancy and warehousing	139,183	117,911	71,286	87,010
Travel and entertainment	191,144	117,924	174,383	50,044
Office	63,608	16,488	57,873	-
Licenses and permits	31,790	41,929	25,770	7,475
Other	15,064	39,343	9,836	35,524

Total	1,436,998	1,162,246	970,919	785,829

Income (loss) from operations	(1,280,926)	(1,099,428)	(909,854)	(763,395)

Interest income	-	-	-
Interest expense	(584,251)	(145,253)	(267,335)	(97,945)
Merger fee	-	(150,000)	-	(150,000)

Income (loss) before income taxes	(1,865,177)	(1,394,681)	(1,177,189)	(1,011,340)

Income taxes	-	-	-	-

Net income (loss)	$(1,865,177)	$(1,394,681)	$(1,177,189)	$(1,011,340)

Net income (loss) per share - basic and diluted	$(0.11)	$(0.11)	$(0.07)	$(0.08)

Weighted average number of shares outstanding - basic and diluted	16,879,470	12,811,412	17,056,667	13,199,664

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,865,177)	$(1,394,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	700	3,000
Amortization of debt discounts charged to interest expense	38,990	-
Stock-based compensation	100,046	175,000
Changes in operating assets and liabilities:
Accounts receivable, net	343,243	41,876
Inventories	454,864	(12,926)
Prepaid expenses and other current assets	7,692	105,396
Restricted cash and cash equivalents	-	-
Negative bank account balance	9,093	11,883
Accounts payable	241,592	(88,786)
Accrued expenses	319,518	(16,835)

Net cash provided by (used in) operating activities	(349,439)	(1,176,073)

Cash flows from investing activities:
Property, plant and equipment additions	-	(3,000)

Cash flows from financing activities:
Increases in debt, net	319,884	1,202,550
Repayment of debt	(13,927)	(32,639)

Net cash provided by (used in) financing activities	305,957	1,169,911

Increase (decrease) in cash and cash equivalents	(43,482)	(9,162)

Cash and cash equivalents, beginning of period	43,664	26,045

Cash and cash equivalents, end of period	$182	$16,883

Supplemental disclosures of cash flow information:

Interest paid	$501,959	$135,335

Income taxes paid	$-	$-

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

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

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to those periods are unaudited. The results for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

3.	INVENTORIES

Inventories consist of:

	Jun. 30, 2008	Dec. 31,2007

Danny DeVito's Premium Limoncello (liqueur) brand	$225,726	$302,194
Hot Irishman (Irish coffee) brand	127,543	205,453
Molly's (Irish cream liqueur) brand	67,632	146,315
Glen Master (scotch) brand	125,003	139,618
George Vesselle (champagne) brand	90,180	110,703
Other	228,478	415,143

Total	$864,562	$1,319,426

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	Jun. 30, 2008	Dec. 31, 2007

Prepaid inventory purchases	$300,000	$300,000
Other	2,714	10,406

Total	$302,714	$310,406

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	Jun. 30, 2008	Dec. 31, 2007

Vehicles	$126,295	$126,295
Office equipment	15,711	15,711

Total	142,006	142,006

Accumulated depreciation	(135,712)	(135,012)

Net	$6,294	$6,994

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

6.	DEBT

Debt consists of:

	Jun. 30, 2008	Dec. 31, 2007

Due under Purchase Order Financing
Agreement	$2,838,969	$2,721,933
Due under Discount Factoring Agreement	104,304	231,424
Convertible notes, interest at 7%, due July 2, 2012 to June 10, 2013 - net of unamortized discounts of $349,178 and $331,056, respectively	691,447	599,569
Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007	175,000	175,000
Due Donald Chadwell (owner of 6,228,972 shares of common stock), interest at 0%, no repayment terms	763,000	748,000
Due Richard DeCicco (officer, director, and owner of 6,228,972 shares of common stock) and affiliates, interest at 0%, no repayment terms	811,600	631,716
9% convertible debentures, interest at 9%, due December 10, 2008 to December 11, 2008 - net of unamortized discounts of $4,146 and $0, respectively	50,854	-
Notes payable secured by vehicles	119	3,962

Total	5,435,293	5,111,604

Less current portion of debt	(3,169,246)	(3,132,319)

Long term debt	$2,266,047	$1,979,285

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying statements of operations.

Convertible notes consisted of:

	Jun. 30, 2008	Dec. 31, 2008
Convertible notes - face amount (convertible into a total of up to 2,081,250 and 1,861,250 shares of common stock, respectively)	$1,040,625	$930,625

Discounts relating to the fair value of the warrants included in the sale of Units ($157,343 and $140,711, respectively) and the costs relating to the sale of Units ($247,751 and $207,751, respectively), net of accumulated amortization of $55,916 and $17,406, respectively	(349,178)	(331,056)

Convertible notes, net of unamortized discounts	$691,447	$599,569

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

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

On June 10, 2008, the Company closed on the sale of an additional .5 Units for gross proceeds of $12,500 and issued .05 Units to Basic as part of their compensation.  The net proceeds to the Company, after deducting $1,625 placement agent fees paid   to Basic, was $10,875.  The ..55 Units consist of a total of $13,750 face value of convertible notes (convertible into a total of up to 27,500 shares of common stock) and warrants to purchase up to 55,000 shares of common stock.  The discount attributable to the $2,079 fair value of the warrants (to purchase up to 55,000 shares of Company common stock) included in the Units (valued using the same assumptions described in the second preceding paragraph) and the $4,500 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

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

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

At June 30, 2008, 9% convertible notes consisted of:

Jun. 30, 2008
Convertible debentures - face amount (convertible into a total of up to 110,000 shares of common stock)	$55,000

Discounts relating to the fair value of the warrants included in the debentures ($4,626), net of accumulated amortization of $480	(4,146)

Convertible debentures, net of unamortized discounts	$50,854

In June 2008, the Company sold to two investors a total of $55,000 principal amount of 9% convertible debentures, including warrants exercisable for a period of 5 years from the date of conversion to purchase up to 55,000 shares of common stock at a price of $1.00 per share and up to 55,000 shares of common stock at a price of $1.50 per share, for $55,000 cash.  The debentures bear interest at the rate of 9% and are due six months from the date of issuance.  The Company may elect to pay interest in cash or common stock.  The holders of the debentures at their option may convert all or any part of the principal amount outstanding plus accrued interest into shares of common stock at the conversion price (initially $0.50 per share).  The discount attributable to the $4,626 fair value of the warrants (to purchase up to 110,000 shares of Company common stock), valued using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, risk free interest rate of 4%, volatility of 100%, and term of 5.5 years, is being amortized over the respective debentures’ term of six months as interest expense.

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

9.	COMMITMENTS AND CONTINGENCIES

Rental agreement – The Company occupies its facilities in Freeport, New York under a month to month agreement at a monthly rent of $14,350.  For the six months ended June 30, 2008 and 2007, rent expense was $85,676 and $77,571, respectively.

License agreement – On April 26, 2007 and as amended November 1, 2007, the Company entered into an exclusive License Agreement with Seven Cellos, LLC (“DDV”), pursuant to which the Company was granted a limited license of certain rights in and to Danny DeVito’s name, likeness and biography for use by the Company in connection with the Danny DeVito Premium Limoncello brand.  The term of the Agreement continues through perpetuity unless the agreement is terminated.  In consideration for the license, the Company agreed to pay royalties as follows: (a) 5% of Net Profits (as defined) to Behr Abrahamson & Kaller, LLP (“BAK”), (b) a payment of 50% of the remaining Net Profits to DDV after the payment described above; and (c) a payment of 2% of Net Profits to Sichenzia Ross Friedman Ference LLP after payment of 50% of Net Profits to DDV.  In addition, the Company granted DDV and others warrants to purchase up to a total of 145,000 shares of Company common stock at an exercise price equal to the lower of $1.00 per share or 85% of the 30 day average bid and ask price, provided, however, that in no event shall the exercise price be less than $0.50 per share.  Danny DeVito agreed to use reasonable efforts to be available for a reasonable number of promotional appearances during each consecutive 12 month period, the duration of which shall not exceed 2 days.  Pursuant to the agreement, Danny DeVito granted the Company a right of first refusal for a period of 5 years to license any other liquor, spirit or alcoholic beverage which Danny DeVito may determine to endorse or develop.  A condition precedent to Danny DeVito’s performance under the agreement are subject to the Company applying for a trademark for the brand name “Danny DeVito’s Premium Limoncello” with Danny DeVito being designated as 50% co-owner of such trademark.  The Company has filed for this trademark with the U.S. Patent and Trademark Office and, as of December 12, 2008, is awaiting disposition. The $2,717 estimated fair value of the 145,000 warrants (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, $0.50 exercise price, 4% risk free interest rate, and 100% volatility) is being amortized over the exercise period of the warrants as compensation and benefits.

For the periods presented, the Company calculated “Net Profits” from the brand to be negative and thus did not pay or accrue any royalties expense under the License Agreement.

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

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

10.	STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the six months ended June 30, 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500
Granted and issued	1,000,000	550,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2008	1,300,000	4,437,500

Stock options outstanding at June 30, 2008 consist of:

Date	Number	Number	Exercise		Expiration
Granted	Outstanding	Exercisable	Price		Date
October 1, 2007	100,000	-	$0.05		April 1, 2011
October 1, 2007	100,000	-	$0.15		April 1, 2011
October 1, 2007	100,000	-	$0.75		April 1, 2011
January 1, 2008	1,000,000	-	$0.10	(a)	June 30, 2013

Total	1,300,000	-

(a) Estimated since exercise price is to be determined based on future stock price.

The 1,300,000 options are not exercisable until the Company’s common stock becomes publicly traded. The 300,000 options granted on October 1, 2007 vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009.  As of June 30, 2008, there was $94,263 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $11,878 in the six months ended December 31, 2008, $23,756 in 2009, $22,352 in 2010, $18,140 in 2011 and $18,137 in 2012.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

Warrants outstanding at June 30, 2008 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
April 26, 2007	120,000	120,000	$0.50	April 30, 2009
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 1, 2007	45,000	45,000	$0.50	November 30, 2009
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	June 10, 2013
June 10, 2008	25,000	25,000	$1.50	June 10, 2013
June 11, 2008	30,000	30,000	$1.00	June 11, 2013
June 11, 2008	30,000	30,000	$1.50	June 11, 2013

Total	4,437,500	4,437,500

As of June 30, 2008, there was $1,251 of total unrecognized compensation cost relating to 165,000 of the unexpired warrants.  That cost is expected to be recognized $668 in the six months ended December 31, 2008 and $583 in 2009.

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

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

At June 30, 2008, the Company has included in liabilities amounts relating to the above actions.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or operations.

Financings:

In connection with the Company’s private placement, which was extended to August 31, 2008, the Company sold an aggregate of two Units for gross proceeds of $50,000 in July 2008.  Basic Investors, the placement agent, was issued .2 Units as part of its placement fee.

For the period from July 2008 to September 2008, a total of $1,050,000 has been raised through the issuance of convertible promissory notes due six months to one year after the respective dates of issuance.

Consultants:

On July 14, 2008, the Company issued a total of 1,600,000 shares of the Company’s common stock to two consulting firms in exchange for services to be performed relating to the development of the Company’s business and a comprehensive marketing program.

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
(Information as of and for the Six Months Ended June 30, 2008 and 2007 is Unaudited)

On August 8, 2008, the Company issued a total of 1,050,000 shares of common stock to designees of Danny DeVito in consideration of services rendered.

At December 17, 2008, the Company has 24,592,160 shares of common stock issued and outstanding.

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

Results of Operations

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

Revenues

Total revenues were $293,993 and $180,464 for the three months ended June 30, 2008 and 2007, respectively, an increase of $113,529, or 63%.  This reflects the changing product mix from whiskies and wines to Danny DeVito’s Premium Limoncello. The introduction of Danny DeVito’s Premium Limoncello commenced the start of an aggressive marketing campaign which yielded $144,851 of sales in the second quarter of 2008, compared to nothing in the second quarter of 2007.  Sales of Molly’s Irish Cream of $82,379 during the second quarter of 2008 were $21,831, or 36%, higher in comparison to the previous year’s period. The sales for the balance of the portfolio were mixed as we prioritized our sales effort in line with the new product launch.

Cost of Revenues

Cost of revenues was $232,928 and $158,030 for the three months ended June 30, 2008 and 2007, respectively, an increase of $74,898, or 47%.

The gross profit for the three months ended June 30, 2008 and 2007 was $61,065 and $22,434, respectively, an increase of $38,631, or 172%. The majority of the increase is accounted for by Danny DeVito’s Premium Limoncello and Molly’s Irish Cream while the balance of portfolio was repositioned to capitalize on the demand of the two leading products.

Selling, General and Administrative Expenses

Selling general and administrative expenses for the three months ended June 30, 2008 and 2007 were $970,919 and $785,829, respectively, an increase of $185,090, or 24%.

The increase in spending consisted of advertising, marketing and promotion of $22,196 (the promoting of Danny DeVito’s Premium Limoncello, while supporting the existing brands); professional fees of $57,628 (consisting of underwriting, public relations, legal and accounting); travel and entertainment of $124,339 (the WSWA (Wine Spirits Wholesalers of America) industry show) offset by reductions in manpower as we appointed Southern Wine and Spirits and Phoenix Beehive to distribute Danny DeVito’s Premium Limoncello and Molly’s Irish Cream, respectively. These companies have sales forces in excess of 400 salespeople each and provide greater coverage of the Metro New York area. The savings to us of approximately $78,000 was offset by increased office expenses, and the fees for annual licenses and permits.

Other Expense

Interest expense for the three months ended June 30, 2008 and 2007 was $267,335 and $97,945, respectively, an increase of $169,390, or 173%, and consisted of interest for both the convertible notes and the interest and fees associated with purchase order and accounts receivable financing.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Revenues

Total revenues were $806,041 and $354,217 for the six months ended June 30, 2008 and 2007, respectively, an increase of $451,824, or 128%.  Sales of Danny DeVito’s Premium Limoncello were $379,021 and accounted for the majority of the sales increase as this product was not in the portfolio in the prior period. The balance of the portfolio showed increases in Molly’s Irish Cream, whiskies and wines offset by slower sales of beer due to the increased competitive nature of the category.

Cost of Revenues

Cost of revenues was $649,969 and $291,399 for the six months ended June 30, 2008 and 2007, respectively, an increase of $358,570, or 123%.

The gross profit the six months ended June 30, 2008 and 2007 was $156,072 and $62,818, respectively, an increase of $93,254, or 148%. The increase in gross profit resulted from the portfolio shift to Danny DeVito’s Premium Limoncello, which produced a higher gross profit versus the beer products. Other products in the sales category maintained their margins and gains in one another were offset during this time period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $1,436,998 and $1,162,246, respectively, an increase of $274,752, or 24%. This resulted from increased spending in advertising, marketing and promotional materials of $76,000; travel and entertainment of $73,220, most notable the annual WSWA (Wine Spirits Wholesalers of America) industry show; and professional fees of $102,101 consist of accounting, legal and underwriting fees. We expect that the costs to support brand building will continue to increase in absolute dollars while reducing as a percentage of sales.

Other Expense

Interest expense for the six months ended June 30, 2008 and 2007 was $584,251 and $145,253, respectively, an increase of $438,998, or 302%, and consisted of the interest cost to finance the inventory, the receivables and the convertible notes. We also incurred a one time charge of the merger fee of $150,000 paid in the 2007 period.

Liquidity and Capital Resources

As of June 30, 2008, we had negative working capital of $3,996,114 compared to a negative working capital of $2,539,703 at December 31, 2007. Our balance of cash and cash equivalents at June 30, 2008 was $182.

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

               For the six months ended June 30, 2008, net cash used in operating activities was $349,439, consisting primarily of losses from operations of $1,865,177, offset by a non-cash charge for stock-based compensation of $100,046, decreases in receivables of $343,243, decreases in inventories of $454,864, increases in accounts payable of $241,592 and increases in accrued expenses of $319,518.

Net Cash Used in Investing Activities

For the six months ended June 30, 2008 and 2007, net cash used in investing activities was $0 and $3,000, respectively, in the latter case reflecting small investments in office equipment.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2008, funds provided from financing activities amounted to $305,957. The funds consisted of the issuance of 7% convertible notes in the principal amount of $100,000 and 9% convertible debentures in the principal amount of $55,000, loans from Richard DeCicco, our President, in the amount of $179,884 and a loan from an individual lender in the amount of $15,000. Offsetting these sources of funds was a net repayment to Capstone Business Credit, LLC, our purchase order financier, of $10,084.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2008, we had negative working capital of $3,996,114 and a stockholders’ deficiency of $6,147,082.  Further, from inception to June 30, 2008, we incurred losses of $6,663,979.  These factors create substantial doubt as to our ability to continue as a going concern.  We expect to improve our financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of our operations.  Additionally, we intend to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, we cannot assure you that we will be successful in accomplishing these objectives.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended June 30, 2008

From July 2007 to July 2008, we privately placed with accredited investors 40.75 units consisting of (i) a 7% convertible promissory note in the principal amount of $25,000 which is convertible into shares of common stock at a price of $.50 per share and is due five years from the date of issuance, (ii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.00 per share; and (iii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.50 per share.  Of these 40.75 units, 0.5 were sold during the three months ended June 30, 2008. Interest on the 7% convertible promissory notes is payable semi-annually at the rate of 7% per annum by issuance of additional notes.  In the event that our common stock is not trading on the OTC Bulletin Board, American Stock Exchange or Nasdaq Capital Market one year from the date of issuance of the notes, the rate of interest increases to 14% retroactive to the date of issuance.  Basic Investors, the placement agent of the offering, received a placement agent fee of 10% of the gross proceeds, a 3% non-accountable expense allowance and one unit for each ten units sold in the offering.

In June 2008, we sold to two accredited investors a total of $55,000 principal amount of 9% convertible debentures, including warrants exercisable for a period of 5 years from the date of conversion to purchase up to 55,000 shares of common stock at a price of $1.00 per share and up to 55,000 shares of common stock at a price of $1.50 per share, for $55,000 cash.  The debentures bear interest at the rate of 9% and are due six months from the date of issuance.  We may elect to pay interest in cash or common stock.  The holders of the debentures at their option may convert all or any part of the principal amount outstanding plus accrued interest into shares of common stock at the conversion price (initially $0.50 per share).

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

Dated:  December 17, 2008

HARBREW IMPORTS LTD. CORP.

By:	/s/ Richard J. DeCicco
Richard J. DeCicco
President, Secretary and Director
(principal executive officer)

By:	/s/ William S. Blacker
William S. Blacker
Chief Financial Officer and Vice President- Finance and Administration
(principal financial and accounting officer)