Form 10-Q
period 2008-09-30
Harbrew Imports Ltd Corp (NY)
filed 2008-12-19
CIK 1425189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

 As of December 18, 2008, the registrant had outstanding 24,592,160 shares of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,511	$43,664
Accounts receivable, net of allowance for doubtful accounts of $ 35,000 and $ 0, respectively	119,797	491,280
Inventories	731,009	1,319,426
Prepaid expenses and other current assets	739,016	310,406

Total current assets	1,591,333	2,164,776

Property, plant and equipment, net	6,294	6,994

Restricted cash and cash equivalents	108,785	108,785

Total assets	$1,706,412	$2,280,555

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Current portion of debt	$3,828,020	$3,132,319
Negative bank account balances	57,627	-
Accounts payable	1,101,570	1,245,640
Accrued expenses	754,523	326,520

Total current liabilities	5,741,740	4,704,479

Long term debt	2,275,934	1,979,285

Total liabilities	8,017,674	6,683,764

Stockholders’ equity (deficiency):
Preferred stock, $.001 par value; authorized 20,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 24,592,160 and 16,336,200 shares, respectively	24,592	16,336
Additional paid-in capital	1,249,195	379,257
Retained earnings (deficit)	(7,585,049)	(4,798,802)

Total stockholders’ equity (deficiency)	(6,311,262)	(4,403,209)

Total liabilities and stockholders’ equity (deficiency)	$1,706,412	$2,280,555

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$252,322	$358,861	$1,058,363	$713,078

Cost of goods sold	167,725	261,216	817,694	552,615

Gross profit	84,597	97,645	240,669	160,463

Selling, general and administrative expense
Selling, marketing and promotion	110,595	150,134	350,619	314,362
Administrative compensation and benefits	552,055	349,019	1,120,691	927,994
Professional fees	108,729	80,472	296,278	165,920
Occupancy and warehousing	61,148	252,728	200,331	370,639
Travel and entertainment	25,051	81,183	216,195	199,107
Bad Debts	-	37,894	-	37,894
Office	(30,398)	27,289	33,210	43,777
Licenses and permits	4,694	7,122	36,484	49,051
Other	6,219	(7,357)	21,283	31,986

Total	838,093	978,484	2,275,091	2,140,730

Income (loss) from operations	(753,496)	(880,839)	(2,034,422)	(1,980,267)

Interest income	44	-	44	-
Interest expense	(167,618)	(169,316)	(751,869)	(314,569)
Merger fee	-	-	-	(150,000)

Income (loss) before income taxes	(921,070)	(1,050,155)	(2,786,247)	(2,444,836)

Income taxes	-		-	-

Net income (loss)	$(921,070)	$(1,050,155)	$(2,786,247)	$(2,444,836)

Net income (loss) per share - basic and diluted	$(0.04)	$(0.07)	$(0.15)	$(0.18)

Weighted average number of shares outstanding - basic and diluted	21,913,067	15,740,783	18,557,336	13,789,952

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,786,247)	$(2,444,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	700	3,009
Amortization of debt discounts charged to interest expense	64,440	5,072
Stock-based compensation	546,004	206,250
Changes in operating assets and liabilities:
Accounts receivable, net	371,483	(116,293)
Inventories	588,417	(266,674)
Prepaid expenses and other current assets	(130,199)	(456,292)
Restricted cash and cash equivalents	-	-
Negative bank account balance	57,627	22,602
Accounts payable	(144,070)	233,000
Accrued expenses	428,003	67,434

Net cash provided by (used in) operating activities	(1,003,842)	(2,746,728)

Cash flows from investing activities:
Property, plant and equipment additions	-	(3,009)

Cash flows from financing activities:
Increases in debt, net	1,366,540	2,779,300
Repayment of debt	(404,851)	(35,292)

Net cash provided by (used in) financing activities	961,689	2,744,008

Increase (decrease) in cash and cash equivalents	(42,153)	(5,729)

Cash and cash equivalents, beginning of period	43,664	26,045

Cash and cash equivalents, end of period	$1,511	$20,316

Supplemental disclosures of cash flow information:

Interest paid	$577,486	$288,290

Income taxes paid	$-	$-

See notes to consolidated financial statements

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

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

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to those periods are unaudited. The results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

3.	INVENTORIES

Inventories consist of:

	Sept. 30, 2008	Dec. 31, 2007

Danny DeVito's Premium Limoncello (liqueur) brand	$136,044	$302,194
Hot Irishman (Irish coffee) brand	127,543	205,453
Molly's (Irish cream liqueur) brand	43,400	146,315
Glen Master (scotch) brand	122,090	139,618
George Vesselle (champagne) brand	88,822	110,703
Other	213,110	415,143

Total	$731,009	$1,319,426

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of:

	Sept. 30, 2008	Dec. 31, 2007

Prepaid inventory purchases	$423,068	$300,000
Prepaid stock compensation paid to consultants	298,411	-
Other	17,537	10,406

Total	$739,016	$310,406

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of:

	Sept. 30, 2008	Dec. 31, 2007

Vehicles	$126,295	$126,295
Office equipment	15,711	15,711

Total	142,006	142,006

Accumulated depreciation	(135,712)	(135,012)

Net	$6,294	$6,994

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

6.	DEBT

Debt consists of:

	Sept. 30, 2008	Dec. 31, 2007
Due under Purchase Order Financing
Agreement	$2,652,468	$2,721,933
Due under Discount Factoring Agreement	-	231,424
Convertible notes, interest at 7%, due July 2, 2012 to July 2, 2013 - net of unamortized discounts of $350,447 and $331,056, respectively	745,178	599,569
9% convertible debentures, interest at 9%, due December 10, 2008 to January 23, 2009 - net of unamortized discounts of $4,448 and $0, respectively	100,552	-
Interim loan convertible promissory notes issued from July 22, 2008 to September 9, 2008, interest at 0%, due the earlier of (1) one year after the date of issuance or (2) completion of $3,000,000 minimum new private placement (in which case the notes will be automatically converted into new units)	1,000,000	-
Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007	75,000	175,000
Due Donald Chadwell (owner of 6,228,972 shares of common stock), interest at 0%, no repayment terms	763,000	748,000
Due Richard DeCicco (officer, director, and owner of 8,959,932 shares of common stock) and affiliates, interest at 0%, no repayment terms	767,756	631,716
Notes payable secured by vehicles	-	3,962

Total	6,103,954	5,111,604

Less current portion of debt	(3,828,020)	(3,132,319)

Long term debt	$2,275,934	$1,979,285

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
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

Fees and commissions charged pursuant to the Purchase Order Financing Agreement and the Discount Factoring Agreement are included in interest expense in the accompanying statements of operations.

Convertible notes consisted of:

	Sept. 30, 2008	Dec. 31, 2007
Convertible notes - face amount (convertible into a total of up to 2,191,250 and 1,861,250 shares of common stock, respectively)	$1,095,625	$930,625

Discounts relating to the fair value of the warrants included in the sale of Units ($165,659 and $140,711, respectively) and the costs relating to the sale of Units ($262,251 and $207,751, respectively), net of accumulated amortization of $77,463 and $17,406, respectively	(350,447)	(331,056)

Convertible notes, net of unamortized discounts	$745,178	$599,569

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
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

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

On June 10, 2008, the Company closed on the sale of an additional .5 Units for gross proceeds of $12,500 and issued .05 Units to Basic as part of their compensation.  The net proceeds to the Company, after deducting $1625 placement agent fees paid   to Basic, was $10,875.  The ..55 Units consist of a total of $13,750 face value of convertible notes (convertible into a total of up to 27,500 shares of common stock) and warrants to purchase up to 55,000 shares of common stock.  The discount attributable to the $2,079 fair value of the warrants (to purchase up to 55,000 shares of Company common stock) included in the Units (valued using the same assumptions described in the fourth preceding paragraph) and the $4,500 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

On July 2, 2008, the Company closed on the sale of an additional 2 Units for gross proceeds of $50,000 and issued .2 Units to Basic as part of their compensation.  The net proceeds to the Company, after deducting $6,000 placement agent fees paid to Basic, was $44,000.  The 2.2 Units consist of a total of $55,000 face value of convertible notes (convertible into a total of up to 110,000 shares of common stock) and warrants to purchase up to 220,000 shares of common stock.  The discount attributable to the $8,316 fair value of the warrants (to purchase up to 220,000 shares of Company common stock) included in the Units (valued using the same assumptions described in the fifth preceding paragraph) and the $14,500 costs relating to the sale are being amortized over the convertible notes’ term of five years as interest expense.

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

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

At September 30, 2008, 9% convertible debentures consisted of:

Sept. 30, 2008
Convertible debentures - face amount (convertible into a total of up to 210,000 shares of common stock)	$105,000

Discounts relating to the fair value of the warrants included in the debentures ($8,831), net of accumulated amortization of $4,383	(4,448)

Convertible debentures, net of unamortized discounts	$100,552

In June and July 2008, the Company sold to two investors a total of $105,000 principal amount of 9% convertible debentures, including warrants exercisable for a period of 5 years from the date of conversion to purchase up to 105,000 shares of common stock at a price of $1.00 per share and up to 105,000 shares of common stock at a price of $1.50 per share, for $105,000 cash.  The debentures bear interest at the rate of 9% and are due six months from the date of issuance.  The Company may elect to pay interest in cash or common stock.  The holders of the debentures at their option may convert all or any part of the principal amount outstanding plus accrued interest into shares of common stock at the conversion price (initially $0.50 per share).  The discount attributable to the $8,831 fair value of the warrants (to purchase up to 210,000 shares of Company common stock), valued using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, risk free interest rate of 4%, volatility of 100%, and term of 5.5 years, is being amortized over the respective debentures’ term of six months as interest expense.

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

At September 30, 2008, the accrued interest payable on convertible debt (included in accrued expenses in the accompanying consolidated balance sheet) consisted of:

Sept. 30, 2008
Convertible notes, interest at 7%, due July 2, 2012 to July 2, 2013	$114,959

Convertible promissory notes, interest at 10%, due October 25, 2007 to November 27, 2007	32,888

Total	$147,847

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

7.	STOCKHOLDERS’ EQUITY

On June 28, 2007, the Company authorized the issuance of a total of 1,250,000 shares of common stock to designees of Basic Investors, Inc. (“Basic”) for future services to be rendered by such designees pursuant to a Business Consulting Agreement executed with Basic.  The Company expensed the $125,000 estimated fair value of these shares as professional fees (and recognized the issuance of the 1,250,000 shares) over the one year term of the Business Consulting Agreement.  The fair value of the shares was estimated assuming the shares were priced at $0.10 per share.

On January 15, 2008, the Company issued a total of 250,000 shares of common stock to two attorneys in consideration of legal services.  The Company included this issuance in its statement of operations for the three months ended March 31, 2008 in professional fees at the $25,000 estimated fair value of the shares.

On July 14, 2008, the Company issued a total of 1,600,000 shares of the Company’s common stock to two consulting firms pursuant to consulting agreements with terms of one year.  The Company initially capitalized as prepaid expenses and is amortizing the $160,000 estimated fair value of the shares over the one year terms of the agreements as professional fees.

On August 8, 2008, the Company issued 2,730,960 shares of common stock to its chief executive officer in consideration of services rendered.  The Company included this issuance in its statement of operations for the three months ended September 30, 2008 in administrative compensation and benefits at the $273,096 estimated fair value of the shares.

On August 8, 2008, the Company issued a total of 1,050,000 shares of common stock to designees of Danny DeVito in consideration of services rendered. The Company included this issuance in its statement of operations for the three months ended September 30, 2008 in administrative compensation and benefits at the $105,000 estimated fair value of the shares.

On August 11, 2008, the Company issued 2,000,000 shares of the Company’s common stock to a consulting firm pursuant to a one year financial consulting agreement.  The Company initially capitalized as prepaid expenses and is amortizing the $200,000 estimated fair value of the shares over the one year term of the agreement as professional fees.

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

Rental agreement – The Company occupies its facilities in Freeport, New York under a month to month agreement at a monthly rent of $14,350.  For the nine months ended September 30, 2008 and 2007, rent expense was $128,726 and $142,609, respectively.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

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

For the periods presented, the Company calculated “Net Profits” from the brand to be negative and thus did not pay or accrue any royalty’s expense under the License Agreement.

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
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

The $16,850 estimated fair value of the 300,000 options (using the Black-Scholes option pricing model and the following assumptions: $0.10 stock price, 4% risk free interest rate, 100% volatility, and term of 3.5 years) is being amortized over the 3 year term of the employment agreement as compensation and benefits.

10.	STOCK OPTIONS AND WARRANTS

A summary of stock option and warrant activity for the nine months ended September 30, 2008 follows:

	Stock
	Options	Warrants
Outstanding at January 1, 2008	300,000	3,887,500
Granted and issued	1,000,000	1,870,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2008	1,300,000	5,757,500

Stock options outstanding at September 30, 2008 consist of:

Date	Number	Number	Exercise			Expiration
Granted	Outstanding	Exercisable	Price			Date
October 1, 2007	100,000		$	- 0.05		April 1, 2011
October 1, 2007	100,000		$	- 0.15		April 1, 2011
October 1, 2007	100,000		$	- 0.75		April 1, 2011
January 1, 2008	1,000,000		$	- 0.10	(a)	June 30, 2013
Total	1,300,000			-

(a) Estimated since exercise price is to be determined based on future stock price.

The 1,300,000 options are not exercisable until the Company’s common stock becomes publicly traded. The 300,000 options granted on October 1, 2007 vest 100,000 on October 1, 2007, 100,000 on October 1, 2008, and 100,000 on October 1, 2009.  As of September 30, 2008, there was $88,329 of total unrecognized compensation cost relating to unexpired stock options.  That cost is expected to be recognized $5,939 in the three months ended December 31, 2008, $23,756 in 2009, $22,352 in 2010, $18,140 in 2011 and $18,142 in 2012.

Harbrew Imports Ltd. Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

Warrants outstanding at September 30, 2008 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
April 26, 2007	120,000	120,000	$0.50	April 30, 2009
July 2, 2007	500,000	500,000	$1.00	July 2, 2012
July 2, 2007	500,000	500,000	$1.50	July 2, 2012
August 27, 2007	550,000	550,000	$1.00	August 27, 2012
August 27, 2007	550,000	550,000	$1.50	August 27, 2012
November 1, 2007	45,000	45,000	$0.50	November 30, 2009
November 8, 2007	811,250	811,250	$1.00	November 8, 2012
November 8, 2007	811,250	811,250	$1.50	November 8, 2012
March 5, 2008	192,500	192,500	$1.00	March 5, 2013
March 5, 2008	192,500	192,500	$1.50	March 5, 2013
June 10, 2008	27,500	27,500	$1.00	June 10, 2013
June 10, 2008	27,500	27,500	$1.50	June 10, 2013
June 10, 2008	25,000	25,000	$1.00	December 10, 2013
June 10, 2008	25,000	25,000	$1.50	December 10, 2013
June 11, 2008	30,000	30,000	$1.00	December 11, 2013
June 11, 2008	30,000	30,000	$1.50	December 11, 2013
July 2, 2008	110,000	110,000	$1.00	January 2, 2014
July 2, 2008	110,000	110,000	$1.50	January 2, 2014
July 23, 2008	50,000	50,000	$1.00	January 23, 2014
July 23, 2008	50,000	50,000	$1.50	January 23, 2014
August 11, 2008	1,000,000	1,000,000	$1.00	August 11, 2013

Total	5,757,500	5,757,500

As of September 30, 2008, there was $917 of total unrecognized compensation cost relating to 165,000 of the unexpired warrants.  That cost is expected to be recognized $334 in the three months ended December 31, 2008 and $583 in 2009.

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
(Information as of and for the Nine Months Ended September 30, 2008 and 2007 is Unaudited)

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

At September 30, 2008, the Company has included in liabilities amounts relating to the above actions.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or operations.

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

Results of Operations

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

Revenues

Total revenues were $252,322 and $358,861 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $106,539, or 30%.  This reflects the changing product mix from whiskies and wines to Danny DeVito’s Premium Limoncello. The introduction of Danny DeVito’s Premium Limoncello commenced the start of an aggressive marketing campaign which yielded $186,829 of sales in the third quarter of 2008, compared to $94,887 in the same period of 2007. The sales for the balance of the portfolio were mixed as we prioritized our sales effort in line with the new product.

Cost of Revenues

Cost of revenues was $167,725 and $261,216 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $93,491, or 36%.

The gross profit for the three months ended September 30, 2008 and 2007 was $84,597 and $97,645, respectively, a decrease of $13,048, or 13%. The decrease in gross profit as a percentage of sales was lower than the decrease in sales reflecting the shift in product emphasis to the higher margin products in preference to the commodity brands.

Selling, General and Administrative Expenses

Selling general and administrative expenses for the three months ended September 30, 2008 and 2007 were $838,093 and $978,484, respectively, a decrease of $140,391, or 14%. The decrease was due to reductions in advertising, marketing and promotion of $39,539; warehouse, delivery and rent of $191,580; and travel and entertainment of $56,132, offset by higher stock-based compensation in 2008. We now utilize the direct selling personnel of both Southern Wine and Spirits and Phoenix Beehive to distribute Danny DeVito’s Premium Limoncello and Molly’s Irish Cream, respectively. These companies have sales forces in excess of 400 salespeople each and offer us significant benefit in getting the products purchased by both on premises and off premises accounts.

Interest Expense

Interest expense for the three months ended September 30, 2008 and 2007 was $167,618 and $169,316, respectively, a decrease of $1,698, or 1%, but approximately even with last year.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Revenues

Total revenues were $1,058,363 and $713,078 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $345,285, or 48%.  Sales of Danny DeVito’s Premium Limoncello were $565,850, or $470,963 higher than the soft launch period last year, and accounted for the majority of the sales increase. The balance of the portfolio showed decreases in Molly’s Irish Cream, whiskies and wines due to the increased competitive nature of the category, and the focus on the main brand.

Cost of Revenues

Cost of revenues was $817,694 and $552,615 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $265,079, or 48%.

The gross profit for the nine months ended September 30, 2008 and 2007 was $240,669 and $160,463, respectively, an increase of $80,206, or 50%. The increase in gross profit resulted from the portfolio shift to Danny DeVito’s Premium Limoncello, which produced a higher gross profit versus the balance of the product line. Other products in the sales category maintained their margin percentages while sales decreased as the focus to Danny DeVito’s Premium Limoncello increased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $2,275,091 and $2,140,730, respectively, an increase of $134,361, or 6%. This resulted from increases in advertising, marketing and promotional materials of $36,257; administrative compensation and benefits (including stock-based compensation) of $192,697; professional fees of $130,358 and travel and entertainment of $17,088, being offset by significantly lower costs of the balance of the category as a result of reducing our wholesale operation. Southern Wine and Spirits has taken the Danny DeVito’s Premium Limoncello brand for distribution in the greater New York area and Phoenix Beehive has taken the Molly’s Irish Cream brand for distribution within the same area. These companies have sales forces in excess of 400 salespeople each and offer us significant benefit in getting the products purchased by both on premises and off premises accounts.

Interest Expense

Interest expense for the nine months ended September 30, 2008 and 2007 was $751,869 and $314,569, respectively, an increase of $437,300, or 139%. The interest cost to finance the loan for inventory and receivables, and the interest on the convertible notes comprise the majority of this category.

Liquidity and Capital Resources

As of September 30, 2008, we had negative working capital of $4,150,407 compared to negative working capital of $2,539,703 at December 31, 2007. Our balance of cash and cash equivalents at September 30, 2008 was $1,511.

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

               For the nine months ended September 30, 2008, net cash used in operating activities was $1,003,842, consisting primarily of losses from operations of $2,786,247, offset by a non-cash charge for stock-based compensation of $546,004, decreases in receivables of $371,483, decreases in inventories of $588,417 and increases in accrued expenses of $428,003. The uses of cash consisted of a reduction in accounts payable of $144,070, and an increase in prepaid expenses and other current assets (excluding non-cash stock-based compensation) of $130,199.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2008 and 2007, net cash used in investing activities was $0 and $3,009, respectively, in the latter case reflecting small investments in office equipment.

Net Cash Provided by Financing Activities

              For the nine months ended September 30, 2008, funds provided from financing activities amounted to $961,869.  The funds consisted of the issuance of 7% convertible notes in the principal amount of $150,000, 9% convertible debentures in the principal amount of $105,000 and interim loan convertible promissory notes in the principal amount of $1,000,000; loans from Richard DeCicco, our President, in the amount of $136,040 and a loan from an individual lender in the amount of $15,000. Offsetting these sources of funds were repayments to Capstone Business Credit, LLC, our purchase order financier, of $300,889, and the repayment of $100,000 due on our 10% notes.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of September 30, 2008, we had negative working capital of $4,150,407 and a stockholders’ deficiency of $6,311,262.  Further, from inception to September 30, 2008, we incurred losses of $7,585,049.  These factors create substantial doubt as to our ability to continue as a going concern.  We expect to improve our financial condition as recently launched products mature and brand awareness increases, thereby increasing the profitability of our operations.  Additionally, we intend to obtain new financing which will primarily be used to market and promote Danny DeVito’s Premium Limoncello and other new products.  However, we cannot assure you that we will be successful in accomplishing these objectives.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On or about November 26, 2007, G.S. Schwartz & Co., Inc. initiated litigation against us in the Supreme Court of New York (Docket No. 6003962/07).  Schwartz sought damages of $43,847.  The complaint alleged that the plaintiff performed certain public relations on our behalf for which it did not receive certain agreed upon fees.  We submitted an answer on January 23, 2008.  On August 28, 2008, we settled the lawsuit for $30,000, of which the entire amount has been paid in full satisfaction of such claim.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended September 30, 2008

From July 2007 to July 2008, we privately placed with accredited investors 40.75 units consisting of (i) a 7% convertible promissory note in the principal amount of $25,000 which is convertible into shares of common stock at a price of $.50 per share and is due five years from the date of issuance, (ii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.00 per share; and (iii) a five-year warrant to purchase 50,000 shares of common stock exercisable at a price of $1.50 per share.  Of these 40.75 units, two were sold during the three months ended September 30, 2008. Interest on the 7% convertible promissory notes is payable semi-annually at the rate of 7% per annum by issuance of additional notes.  In the event that our common stock is not trading on the OTC Bulletin Board, American Stock Exchange or Nasdaq Capital Market one year from the date of issuance of the notes, the rate of interest increases to 14% retroactive to the date of issuance.  Basic Investors, the placement agent of the offering, received a placement agent fee of 10% of the gross proceeds, a 3% non-accountable expense allowance and one unit for each ten units sold in the offering.

From July to September 2008, we issued interim loan convertible promissory notes to six accredited investors in the aggregate principal amount of $1,000,000. These notes mature one year from issuance or, if earlier, upon the consummation of a merger or combination or sale of all or substantially all of our stock or assets.

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

Dated:  December 18, 2008

HARBREW IMPORTS LTD. CORP.

By:	/s/ Richard J. DeCicco
Richard J. DeCicco
President, Secretary and Director
(principal executive officer)

By:	/s/ William S. Blacker
William S. Blacker
Chief Financial Officer and Vice President- Finance and Administration
(principal financial and accounting officer)